Form 10-Q
period 1999-09-30
FTD COM INC
filed 1999-11-02
CIK 1086759

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 0-26779

                                  FTD.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       36-4294509
  (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)



                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, ILLINOIS 60515
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (630) 724-6200

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [ x ]

     As of October 29, 1999, there were 6,379,614 outstanding shares of the registrant's Class A Common Stock, par value $.01 per share, and 40,920,000 outstanding shares of the registrant's Class B Common Stock, par value $.01 per share.

                                     INDEX

                                  FTD.COM INC.

PART I.  FINANCIAL INFORMATION                                                                    Page

 Item 1.  Financial Statements ..................................................................

              Balance Sheets at June 30, 1999 and September 30, 1999 ............................   3

              Statements of Operations for the three months ended September 30, 1998 and 1999 ...   4

              Statements of Cash Flows for the three months ended September 30, 1998 and 1999 ...   5

              Notes to Financial Statements .....................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations ............................................................................  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .............................  16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................................  17

Item 2.  Changes in Securities and Use of Proceeds ..............................................  17

Item 4.  Submission of Matters to a Vote of Security Holders ....................................  17

Item 6.  Exhibits and Reports on Form 8-K .......................................................  17

SIGNATURES ......................................................................................  19


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                     FTD.COM INC.
                                    BALANCE SHEETS

                                                                                                                    September 30,
                                                                                                  June 30,                1999
ASSETS                                                                                              1999               (Unaudited)
                                                                                                  --------            -------------
                                                                                                        (In thousands)
CURRENT ASSETS:
         Cash and cash equivalents                                                                $  8,205             $  5,843
         Receivable from underwriters                                                                    -               33,480
         Accounts receivable                                                                           233                  653
         Prepaid expenses                                                                              215                  535
         Deferred offering expenses                                                                  1,062                    -
                                                                                                  ---------            ---------
                            Total current assets                                                     9,715               40,511
                                                                                                  ---------            ---------
OTHER ASSETS:
         Distribution agreements                                                                     1,707                1,569
         Software development costs                                                                      -                  214
                                                                                                  ---------            ---------
                            Total other assets                                                       1,707                1,783
                                                                                                  ---------            ---------
                            Total assets                                                          $ 11,422             $ 42,294
                                                                                                  ---------            ---------
                                                                                                  ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
         Accounts payable                                                                         $  2,175             $  5,265
         Payable to FTDI                                                                               311                    9
         Unearned revenue                                                                              129                    -
         Accrued offering expenses                                                                     638                  936
                                                                                                  ---------            ---------
                            Total current liabilities                                                3,253                6,210
                                                                                                  ---------            ---------
         Series A 8% Cumulative Redeemable Convertible Preferred Stock, $.01 par
               value; 90,000 shares issued and outstanding at June 30, 1999
               and September 30, 1999                                                                9,074                9,074
                                                                                                  ---------            ---------
STOCKHOLDERS' EQUITY (DEFICIT):
         Preferred stock, $.01 par value; 5,000,000 shares authorized; 90,000 shares of Series A 8% Cumulative Redeemable Preferred Stock issued
              and outstanding at June 30, 1999 and September 30, 1999                                    -                    -
         Class A common stock, $.01 par value; 250,000,000 shares authorized; no shares issued and outstanding at June 30, 1999;
             4,500,000 shares issuable at September 30, 1999                                             -                   45
         Class B common stock, $.01 par value; 100,000,000 shares authorized; 40,920,000
              shares issued and outstanding at June 30, 1999 and September 30, 1999                    409                  409
         Additional paid-in capital                                                                      -               31,720
         Retained deficit                                                                           (1,314)              (5,164)
                                                                                                  ---------            ---------
                            Total stockholders' equity (deficit)                                      (905)              27,010
                                                                                                  ---------            ---------
                            Total liabilities and stockholders' equity (deficit)                  $ 11,422             $ 42,294
                                                                                                  ---------            ---------
                                                                                                  ---------            ---------

See accompanying notes to the financial statements.

                                  FTD.COM INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                 September 30,
                                                                                            1998                 1999
                                                                                       -------------          -----------
                                                                                       (In thousands except per share data)
Revenues:
       Order revenues and service fees, net of discounts                                  $  5,574             $ 10,776
       Commissions from FTDI                                                                   530                  969
       Other, principally from FTDI                                                              1                  698
                                                                                       -------------          -----------
Total revenues                                                                               6,105               12,443
                                                                                       -------------          -----------

       Fulfillment and processing service, including expenses from FTDI of $465 and $1,076 for the three months ended September 30, 1998
           and 1999, respectively                                                            4,860                8,960
                                                                                       -------------          -----------

Gross profit                                                                                 1,245                3,483

Operating Expenses:
       Marketing and promotions, including expenses from FTDI of $424 and $0 for the three months ended September 30, 1998
          and 1999, respectively                                                             1,585                4,128
       Technology development, including expenses from FTDI of
          $316 and $435 for the three months ended September 30, 1998
          and 1999, respectively                                                               473                1,647
       General and administrative, including expenses from FTDI of
          $415 and $593 for the three months ended September 30, 1998
          and 1999, respectively                                                               803                1,656
                                                                                       -------------          -----------

Total operating expenses                                                                     2,861                7,431
                                                                                       -------------          -----------

Loss from operations                                                                        (1,616)               (3,948)
Interest income                                                                                  -                    98
Interest expense                                                                               (30)                    -
                                                                                       -------------          -----------

Loss before income taxes                                                                    (1,646)               (3,850)
Income tax benefit                                                                             658                     -
                                                                                       -------------          -----------

Net loss                                                                                  ($   988)             ($ 3,850)
                                                                                       -------------          -----------
                                                                                       -------------          -----------

Basic and diluted net loss per share of common stock                                      ($  0.02)(a)          ($  0.09)
                                                                                       -------------          -----------
                                                                                       -------------          -----------

Weighted average common shares used in the calculation of
basic and diluted net loss per share                                                         40,920(a)            41,018
                                                                                       -------------          -----------
                                                                                       -------------          -----------

(a) Pro forma presentation. Shares used in the calculation of basic and diluted net loss per share give pro forma effect to the common stock issued to FTDI in connection with the formation of the Company on May 19, 1999.


See accompanying notes to the financial statements.

                                     FTD.COM INC.
                               STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)




                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                     1998                1999
                                                                                   ---------          ----------
                                                                                           (In thousands)

Net loss                                                                           $   (988)          $ (3,850)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
              Changes in assets and liabilities:
                  Accounts receivable                                                    14               (420)
                  Prepaid expenses                                                      (13)              (320)
                  Accounts payable                                                      488              3,090
                  Payable to FTDI                                                       190               (302)
                  Unearned revenue                                                        -               (129)
                  Accrued liabilities                                                    80                  -
                  Accrued offering expenses                                               -               (354)
                                                                                   ---------          ----------

Net cash and cash equivalents used in operating activities                             (229)            (2,285)
                                                                                   ---------          ----------

Net cash and cash equivalents (used in) provided by investing activities:
              Distribution agreements                                                   312                137
              Software development costs                                                  -               (214)
                                                                                   ---------          ----------

Net cash and cash equivalents (used in) provided by investing activities                312                (77)
                                                                                   ---------          ----------

Net cash and cash equivalents used in financing activities:
              Contributions from FTDI                                                   (83)                 -
                                                                                   ---------          ----------

Net decrease in cash and cash equivalents                                                 -             (2,362)

Cash and cash equivalents, beginning of period                                            -              8,205
                                                                                   ---------          ----------

Cash and cash equivalents, end of period                                           $      -           $  5,843
                                                                                   ---------          ----------
                                                                                   ---------          ----------

Supplemental disclosures of non-cash transactions:

              Receivable from underwriters                                         $      -           $ 33,480



See accompanying notes to the financial statements.

                                  FTD.COM INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

         FTD.COM INC. (the "Company") operates the www.FTD.COM Web site and the 1-800-SEND-FTD toll-free telephone number, both of which provide consumers with the ability to order floral and other specialty gift products.

         The Company is a subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"), which is a wholly owned subsidiary of FTD Corporation ("FTD"). The Company was incorporated as a Delaware corporation on May 19, 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999) FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

NOTE 2.  BASIS OF PRESENTATION

         The unuadited financial statements of the Company as of and for the three month period ended September 30, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes for the year ended June 30, 1999. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-78857). In the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows have been included (and any such adjustments are of a normal and recurring nature). Due to seasonal variations, in the Company's business, operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that might be expected for the year ended June 30, 2000.

NOTE 3.  UNEARNED REVENUE

         The Company sold gift certificates that the Company was required to repurchase if the gift certificates were not redeemed by July 31, 1999. Revenue was only recognized with respect to those gift certificates which were actually redeemed. The unearned revenue associated with the unredeemed gift certificates was offset against the cash refund when the unreedemed gift cerficates were repurchased.

NOTE 4.  DISTRIBUTION AGREEMENTS

         The Company has entered into Internet distribution agreements whereby the Company will receive various services including advertising space on Internet browsers, portal links to the Company's Web site and a co-branded online flower site. Pursuant to terms of these agreements, the Company is required to pay total fixed fees of $12.9 million, including $6.8 million due in fiscal 2000. In addition, the Company is required to pay variable fees based on a percentage of net revenue. A portion of the fixed fees are refundable in accordance with contractual calculations in the event that the Company does not receive the specified number of impressions through the portal links. The Company records expenses related to the agreements ratably over the contract term. During the three months ended September 30, 1999, the Company recorded $1.6 million of expense related to these distribution agreements.

NOTE 5.  INCOME TAXES

         The tax benefit of $0.7 million for the three months ended September 30, 1998, represents a tax asset which was settled through stockholders' net deficit prior to the Company's formation on May 19, 1999. Subsequent to the Company's formation, taxes are recognized pusuant to the terms of the amended Tax Sharing Agreement among FTDI, FTD and the Company, which provides that the Company's tax position should be computed as if it were filing a separate return.

         For the three months ended September 30, 1999, the Company incurred a loss that provided a tax benefit of $1.5 million at an effective rate of 40%. The Company foresees incurring significant losses in the foreseable future and believes these tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset these deferred tax assets.

NOTE 6.  BASIC AND DILUTED LOSS PER SHARE

         The Company computes net loss per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

         Dilutive securities have not been included in the weighted average shares used for the calculation of earnings per share in periods of net loss because the effect of such securities would be anti-dilutive. At September 30, 1999, potentially dilutive securities consisted of 1,384,614 shares of Class A common stock issuable upon the conversion of 90,000 shares of Series A preferred stock into Class A common stock. These shares of Series A preferred stock were automatically converted into 1,384,614 shares of Class A common stock upon the closing of the IPO discussed in Notes 7 and 9.

NOTE 7.  CAPITAL TRANSACTIONS

         On July 30, 1999, the Company's Board of Directors approved a 12-for-1 stock split of the Company's outstanding Class B common stock. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

         On September 28, 1999, the Company agreed to issue and sell 4,500,000 shares of its Class A common stock in an Initial Public Offering
(IPO) transaction at a price of $8.00 per share. The gross proceeds from the offering were $36.0 million. The net proceeds were $31.8 million after deducting the underwriting discounts and commissions of $2.5 million and other offering expenses of $1.7 million. The deferred offering expenses of $1.1 million at June 30, 1999 incurred in connection with the IPO were charged against additional paid in capital upon the pricing of the IPO. The IPO closed on October 4, 1999, at which time the Company collected the $33.5 million receivable from the underwriters.

NOTE 8.  SOFTWARE DEVELOPMENT COSTS

         On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Positition ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP applies to all non-governmental entities and became effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted this SOP effective July 1, 1999. In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage. Capitalized software development costs are amortized over two years.

NOTE 9.  SUBSEQUENT EVENTS

         Upon the closing of the IPO on October 4, 1999, the 90,000 outstanding shares of Series A preferred stock were automatically converted into 1,384,614 shares of Class A common stock. Upon conversion, accrued and unpaid dividends of $74,301 on the Series A preferred stock were offset against retained earnings.

         On October 6, 1999, the underwriters exercised their one time option to purchase 495,000 additional shares of Class A common stock at the IPO price of $8.00 per share, representing a portion of the over-allotment option granted to the underwriters in connection with the IPO. The net proceeds to the Company from this issuance and sale of 495,000 shares of Class A common stock were $3.7 million after deducting underwriting discounts and commissions.

         The following disclosure of the Company's capitalization gives pro forma effect to the conversion of the 90,000 shares of Series A preferred stock into shares of Class A common stock and the issuance and sale of 495,000 shares of Class A common stock to the underwriters pursuant to the underwriters' exercise of their over-allotment option as of the pricing of the IPO on September 28, 1999.

                                                                                                 September 30, 1999
                                                                                             --------------------------
                                                                                               Actual        Pro Forma
                                                                                             ---------       ----------

                                                                                              (In thousands except per
                                                                                                      share data)
Series A 8% Cumulative Redeemable Convertible Preferred Stock, $.01 par value;
90,000 shares issued and outstanding actual; no shares issued
and outstanding pro forma .............................................................      $  9,074         $     -
                                                                                             ---------       ----------

Stockholders' equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; 90,000 shares issued and outstanding as Series A 8% Cumulative Redeemable Convertible
Preferred Stock actual; no shares issued and oustanding pro forma .....................             -               -

Class A common stock, $.01 par value; 250,000,000 shares authorized; 4,500,000 shares issuable actual; 6,379,614
shares issued and outstanding pro forma ...............................................            45               64

Class B common stock, $.01 par value; 100,000,000 shares authorized; 40,920,000
shares issued outstanding actual and pro forma ........................................           409              409

Additional paid-in-capital ............................................................        31,720           44,384

Retained deficit ......................................................................        (5,164)          (5,090)
                                                                                             ---------       ----------

            Total stockholders' equity ................................................        27,010           39,767
                                                                                             ---------       ----------

                      Total capitalization  ..........................................       $ 36,084         $ 39,767
                                                                                             ---------       ----------
                                                                                             ---------       ----------

Basic and diluted net loss per share of common stock .................................       $  (0.09)       $   (0.09)
                                                                                             ----------      ----------
                                                                                             ----------      ----------

Weighted average common shares used in the calculation of basic and
diluted net loss per share ...........................................................         41,018           41,128
                                                                                              ---------       ---------
                                                                                              ---------       ---------


         Upon the closing of the IPO, the Company and FTDI entered into certain agreements (the "Intercompany Agreements") governing various interim and ongoing relationships, including a commission agreement, indemnification agreement, trademark license agreement, a registration rights agreement and a Web site hosting agreement. Under the Web site hosting agreement, the Company will provide FTDA member florists with listings in an Internet directory and the ability to operate Web sites within this directory for a fee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, CERTAIN STATEMENTS MADE HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S EXPECTATIONS REGARDING ITS FUTURE GROWTH, RESULTS OF OPERATIONS, PERFORMANCE AND BUSINESS PROSPECTS AND OPPORTUNITIES. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "ESTIMATES," AND SIMILAR EXPRESSIONS HAVE BEEN USED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING THESE STATEMENTS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL GROWTH, RESULTS, PERFORMANCE AND BUSINESS PROSPECTS AND LIQUIDITY TO DIFFER FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED (FILE NO. 333-78857), UNDER THE CAPTION "RISK FACTORS". THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

         FTD.COM INC. (the "Company") operates the www.FTD.COM Web site and the 1-800-SEND-FTD toll free telephone number, both of which provide consumers with the ability to order floral and other specialty gift products.

         The Company is a subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"), which is a wholly owned subsidiary of FTD Corporation ("FTD"). The Company began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and through the www.FTD.COM Web site in 1994. Prior to May 19, 1999, our business was conducted through a business unit of FTDI.

         In view of the rapidly changing nature of the Company's business, its limited operating history and the seasonality of its business, the Company believes that comparisons of its operating results for any period with those of the preceding period are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. This fluctuation primarily is attributable to increased sales and advertising expenditures during the popular floral holiday seasons in the fiscal quarters ending March 31, June 30 and December 31.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         The following is a discussion of changes in the Company's financial condition and results of operations for the three months ended September 30, 1998, compared with the three months ended September 30, 1999.

         Total revenues increased by $6.3 million, or 103%, from $6.1 million for the three months ended September 30, 1998 to $12.4 million for the three months ended September 30, 1999. The increase in total revenues was attributable to an 84% increase in the number of orders from 107,642 for the three month period ended September 30, 1998 to 197,992 for the three months ended September 30, 1999, as well as an increase in average order value.

         Order revenues and service fees, net of discounts, increased by $5.2 million, or 92.9%, from $5.6 million for the three months ended September 30, 1998 to $10.8 million for the three months ended September 30, 1999. The increase from the corresponding period of the prior year was primarily the result of an increase in Internet order volume. During the three months ended September 30, 1998 and 1999, Internet orders were 47% and 69% of total orders, respectively.

         Commission revenue increased by $0.5 million from $0.5 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. The increase from the corresponding period of the prior year was a result of an increase in the number of orders gathered on which FTDI pays the Company a commission. Commission revenue was 8.2% and 8.1% of total revenues for the three months ended September 30, 1998 and 1999, respectively.

         Other revenue increased by $0.7 million from $1,000 for the three months ended September 30, 1998 to $0.7 million for the three months ended September 30, 1999. The increase from the comparable period of the prior year is attributable to the commencement of fees relating to the hosting of florists' Web sites through the www.FTD.COM Internet site pursuant to an arrangement with FTDI that began on July 1, 1999.

         Cost of fulfillment and processing services increased by $4.1 million, or 83.7%, from $4.9 million for the three months ended September 30, 1998, to $9.0 million for the three months ended September 30, 1999. This was the result of increased order volume, which was primarily attributable to the increase in Internet sales discussed above. As a percentage of total revenues, cost of fulfillment and processing services decreased from 80.3% for the three months ended September 30, 1998 to 72.6% for the three months ended September 30, 1999. This decrease was primarily due to the increase in commission revenue in the three months ended September 30, 1999 compared with the corresponding period of the prior year. In addition, the Company reduced the amount paid per order to fulfilling florists in order to bring the Company in line with industry standards.

         Marketing and promotion expenses increased by $2.5 million from $1.6 million for the three months ended September 30, 1998 to $4.1 million for the three months ended September 30, 1999. The increase was primarily due to an increase in Internet advertising and other expenses relating to agency fees and media marketing. As of September 30, 1998, the Company's customer base increased by 6.3%, or 61,990 customers to 1,050,788 customers from 988,798 customers as of June 30, 1998. As of September 30, 1999, the Company's customer base increased by 8.0%, or 117,425 customers to 1,582,887 customers from 1,465,462 customers as of June 30, 1999.

         Technology development expenses increased by $1.1 million from $0.5 million for the three months ended September 30, 1998 to $1.6 million for the three months ended September 30, 1999. The increase was primarily due to costs related to the redesign of the Company's Web site expected to be released in the third quarter of fiscal 2000 as well as enhancements required to handle the increased volume on the Company's Web site and improve the speed of order processing.

         General and administrative expenses increased by $0.9 million from $0.8 million for the three months ended September 30, 1998, to $1.7 million for the three months ended September 30, 1999. The increase was primarily due to our increased expenses relating to the hiring of some members of the Company's senior management team.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements primarily are for capital expenditures and working capital needs, including substantially increased advertising, promotion and other marketing expenses. The Company believes that the net proceeds from the IPO and cash flow from operations will be sufficient to fund anticipated capital expenditures and working capital needs through December 31, 2000.

     Cash used in operating activities was $0.2 million for the three months ended September 30, 1998 compared to cash used in operating activities of $2.3 million for the three months ended September 30, 1999. The increase in cash used in operating activities for the three months ended September 30, 1999, is primarily a result of the increase in the net loss offset in part by the increase accounts payable.

     Cash provided by investing activities was $0.3 million for the three months ended September 30, 1998 compared to cash used in investing activities of $0.1 million for the three months ended September 30, 1999. During the three months ended September 30, 1998, cash provided by investing activities primarily relates to distribution agreements while the cash used in investing activities during the three months ended September 30, 1999 relates primarily to software development costs.

     Cash used in financing activities was $0.1 million for the three months ended September 30, 1998. During the three months ended September 30, 1998, cash used in financing activities reflects contributions from FTDI. At September 30, 1999, the net proceeds from the IPO are recorded as a non-cash financing activity as the Company did not collect the proceeds until October 4, 1999.

YEAR 2000 ISSUES

     Most of the Company's information technology (IT) functions are performed by FTDI pursuant to the Intercompany Agreements. To date, the Company has not incurred any material costs or expenses related to Year 2000 issues. Accordingly, the Company has relied on FTDI to assist in assessing Year 2000 issues related to both the Company and FTDI. The information supplied with respect to these matters has been provided by FTDI. FTDI conducted a review of the Company's computer systems, as well as those of FTDI, and identified the systems (IT systems, as well as non-IT systems) that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the computer programs used by the Company and FTDI that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Year 2000 issue is believed to affect virtually all companies and organizations, which would include the Company and FTDI, as well as systems and applications of the Company's and FTDI's vendors or customers. FTDI identified various IT systems, such as those internal systems that reside on FTDI's mainframe, that are considered "mission critical" and has developed a plan for converting these computer systems for Year 2000 compliance.

     FTDI has contracted with an outside consulting firm, which has assisted the Company and FTDI in the evaluation and selection of a compatible software package based on the Company's IT system requirements and those of FTDI. FTDI is currently in the implementation and training process for this new software package. There are three phases to the software implementation process. Phase 1 consists of the software implementation for the general ledger and accounts payable systems. Phase 2 consists of the software implementation for FTD Marketplace distribution, floral order processing and accounts receivable. Phase 3 consists of the software implementation for credit card processing and directory publications. Phase 1 and Phase 2 have been completed and tested. Phase 3 of the project is estimated to be completed and tested by November 15, 1999.

     In addition to the computer systems and software the Company uses directly, the Company's operations also depend on the performance of computer systems and software used by the Company's significant service providers, including providers of financial, telecommunications and product delivery services. There is no assurance that the Company's service providers have, or will have, operating software and systems that are Year 2000 compliant.

     As part of the Company's Year 2000 compliance efforts with FTDI, the Company's plan includes contacting suppliers and other third parties whose business interruption could have a significant impact on the Company's business. The Company and FTDI have not completed the assessment of the Year 2000 issue as it relates to these third party vendors and suppliers. However, it should be noted that there are over 19,000 FTD florists generally available to fulfill orders, none of which individually fulfills a material portion of the Company's orders. With respect to vendors and suppliers, FTDI has begun contacting key third parties in order to secure appropriate representation of Year 2000 compliance and to address the compatibility of systems. These vendors and suppliers include financial institutions and communication and transportation providers with whom the Company and FTDI do business. FTDI's business is not significantly dependent on any one vendor or supplier. As of September 30, 1999, FTDI has received representation of Year 2000 compliance from approximately 75% of the vendors and suppliers that the Company and FTDI use. The Company and FTDI intend to establish alternative sources or strategies in the event that a vendor or supplier is unable to provide appropriate representations of Year 2000 compliance.

     In addition, the vast majority of purchases of merchandise from the Company are made with credit cards, and the Company's business, results of operations and financial condition may be adversely affected to the extent that customers are unable to use their credit cards due to Year 2000 issues that are not rectified by the customers' credit card vendors or third party credit card transaction processors.

     FTDI has indicated that it has included in its Year 2000 compliance efforts FTDI products such as Mercury 2000, 3000 and 4000 terminals, Mercury Interface Box, Mercury Wings and Mercury Advantage (Solaris and SCO) computer systems. These products are sold and leased by FTDI to FTD florists as elements of the Mercury Network that links FTDI and FTD florists. FTDI has advised the Company that FTDI completed its efforts to test these systems as of October 31, 1999. In the event that appropriate Year 2000 readiness is not achieved for a service or product identified by the Company or FTDI as Year 2000 compliant, FTDI will use commercially reasonable efforts to repair the affected portion of the service or product.

     FTDI has undertaken a review of the non-IT systems that both the Company and FTDI use which rely on embedded computer technology and consist primarily of those systems relating to the building and facilities. FTDI has received appropriate Year 2000 representation from the suppliers of such systems and, at this time, FTDI believes these systems will not have a material effect on the operations of the Company or FTDI.

     Although the Company expects its Year 2000 compliance costs to be immaterial, the Company expects that any Year 2000 compliance costs incurred will be funded from operating cash flow. The Year 2000 budget has not required the diversion of funds from or the postponement of the implementation of other planned IT projects. If the Company and FTDI are unsuccessful in implementing the software or if the software does not function as it is expected to, the related potential effect is expected to adversely affect both the Company's and FTDI's business, financial condition and results of operations. All scheduled implementation dates have been met and the Company and FTDI intend to develop by December 15, 1999 and implement, if necessary, appropriate contingency plans to mitigate, to the extent possible, any significant Year 2000 areas of noncompliance. The Company and FTDI have assessed the scope of Year 2000 issues relating to the Company's Web site and, as of October 31, 1999, the Company and FTDI are testing changes made by the Web site operator to bring the site in compliance and believe this testing will be completed by November 15, 1999. The Company will implement, if necessary, appropriate contingency plans to mitigate any significant Year 2000 areas of noncompliance.

     The economy in general may be adversely affected by risks associated with the Year 2000 issue. The Company's business, financial condition and results of operations could be adversely affected if systems on which the Company relies, including systems that are operated by other parties with whom the Company does business, are not Year 2000 compliant in time. There can be no assurance that these third party systems will continue to properly function and interface and will otherwise be Year 2000 compliant. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could adversely affect the Company's business, financial condiation and results of operations.

     Based on the reviews and analysis done to date by the Company and FTDI, the Company believes that the reasonably likely worst-case scenario with respect to the Year 2000 issues could result in difficulty for customers placing orders should the Year 2000 problem disrupt power or communication facilities. Although these events could have an adverse affect on the Company's business in the short-term, the Company does not believe that Year 2000 issues will materially and adversely affect the Company's business, financial condition and results of operations over the long-term. No assurances can be given that the Company's expectations will be realized.

     The expected costs and completion dates for the Year 2000 project and the Company's expectations regarding likely outcomes are forward-looking statements based on management's best estimates and were derived using numerous assumptions of future events, including the continued availability of resources, third party modification plans and other factors. Actual results could differ from these estimates as a result of factors that include the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 1999, the Company was not party to any financing arrangements and therefore is not currently exposed to market risk. The Company believes the net proceeds from the IPO and cash flow from operations will be sufficient to fund anticipated working capital needs through December 31, 2000 and does not intend to enter into any financing arrangements prior to such time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceeding that management believes would adversely affect the Company's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 28, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, as amended (File No. 333-78857), relating to the Company's initial public offering of 4,995,000 shares of Class A common stock, 495,000 shares of which were issued on October 8, 1999 upon the exercise on October 6, 1999 of an option to purchase additional shares that the Company granted to the underwriters of the offering. The managing underwriters for the offering were Bear, Stearns & Co. Inc., Thomas Weisel Partners LLC, Volpe Brown Whelan & Company, LLC and E* OFFERING Corp. In connection with the offering, the Company registered the Class A common stock under the Securities Exchange Act of 1934.

         The offering commenced on September 29, 1999 and was completed on October 8, 1999 at an initial public offering price of $8.00 per share. The initial public offering resulted in gross proceeds of $39,960,000, of which $2,797,200 was applied to the underwriting discount and $1,715,000 of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $35,447,800. As of September 30, 1999, the Company had not received any of the net proceeds from the offering.

         The Company did not make, in connection with the offering and sale of the Class A common stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Effective as of September 16, 1999, FTDI, the holder of all of the shares of the Company's common stock that were outstanding as of that date, and the holders of all of the outstanding shares of the Company's Series A 8% Cumulative Redeemable Convertible Preferred Stock consented to certain amendments to the terms of such Series A preferred stock.

         Effective as of August 2, 1999, FTDI, the sole stockholder of the Company with voting rights with respect to the matter submitted to the Company's stockholders, consented to the adoption of the FTD.COM INC. 1999 Equity Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

         Exhibit No.                 Description
        ------------                -------------

         27                           Financial Data Schedule

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three month period ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 2nd day of November, 1999.

                                       FTD.COM INC.

                                    By: /s/ Peter K. Poli
                                       ---------------------------------
                                       Peter K. Poli
                                       Vice President and Chief Financial
                                       Officer

                                  EXHIBIT INDEX




Exhibit
Number   Description
-------  -----------

27       Financial Data Schedule
