Form 10-Q
period 1999-12-31
FTD COM INC
filed 2000-02-01
CIK 1086759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-26779

                                  FTD.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         36-4294509
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, ILLINOIS 60515
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (630) 724-6200

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

     As of January 28, 2000, there were 6,379,614 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, and 40,920,000 outstanding shares of the Registrant's Class B Common Stock, par value $.01 per share.

                                      INDEX

                                  FTD.COM INC.

                                                                                                           Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets                                                                                   3

           Statements of Operations                                                                         4

           Statements of Cash Flows                                                                         5

           Notes to Financial Statements                                                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations            9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                      13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                               14

Item 2.    Changes in Securities and Use of Proceeds                                                       14

Item 6.    Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                                 16


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  FTD.COM INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                 June 30,   December 31,
                                                                   1999        1999
                                                                 --------    ---------
                                                                            (Unaudited)
ASSETS
------

CURRENT ASSETS:
     Cash and cash equivalents                                   $  8,205    $  33,284
     Accounts receivable                                              233          124
     Prepaid expenses                                                 215        1,426
     Distribution agreements                                        1,707          881
     Deferred offering expenses                                     1,062            -
                                                                 --------    ---------
           Total current assets                                    11,422       35,715
                                                                 --------    ---------

OTHER ASSETS:
     Software development costs                                         -        2,509
                                                                 --------    ---------

           Total other assets                                           -        2,509
                                                                 --------    ---------

           Total assets                                          $ 11,422    $  38,224
                                                                 ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                            $  2,021    $   8,248
     Payable to FTDI                                                  311          740
     Unearned revenue                                                 129           74
     Accrued offering expenses                                        638          364
     Other accrued liabilities                                        154          678
                                                                 --------    ---------

           Total current liabilities                                3,253       10,104
                                                                 --------    ---------

     Series A 8% Cumulative Redeemable Convertible
       Preferred Stock, $.01 par value; 90,000 shares issued
       and outstanding at June 30, 1999; no shares issued and
       outstanding at December 31, 1999                             9,074            -
                                                                 --------    ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.01 par value; 5,000,000 shares
       authorized; 90,000 shares of Series A 8% Cumulative
       Redeemable Preferred Stock issued and outstanding at
       June 30, 1999; no shares issued and outstanding at
       December 31, 1999                                                -            -
     Class A common stock, $.01 par value; 250,000,000 shares
       authorized; no shares issued and outstanding at June 30,
       1999; 6,379,614 shares issued and outstanding at
       December 31, 1999                                                -           64
     Class B common stock, $.01 par value; 100,000,000 shares
       authorized; 40,920,000 shares issued and outstanding
       at June 30, 1999 and December 31, 1999                         409          409
     Additional paid-in capital                                         -       44,119
     Deferred compensation                                              -         (163)
     Retained deficit                                              (1,314)     (16,309)
                                                                 --------    ---------
           Total stockholders' equity (deficit)                      (905)      28,120
                                                                 --------    ---------
           Total liabilities and stockholders' equity (deficit)  $ 11,422    $  38,224
                                                                 ========    =========


                 See accompanying notes to financial statements.

                              FTD.COM INC.
                        STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                      Three Months Ended                  Six Months Ended
                                                                         December 31,                        December 31,
                                                                 ---------------------------         ---------------------------
                                                                    1998              1999              1998              1999
                                                                 ---------         ---------         ---------         ---------
                                                                           (In thousands except per share data)
Revenues:
     Order revenues and service fees, net of discounts           $  11,566         $  20,947         $  17,140         $  31,723
     Commissions from FTDI                                           1,056             1,714             1,586             2,683
     Other, principally from FTDI                                       66               927                67             1,625
                                                                 ---------         ---------         ---------         ---------

Total revenues                                                      12,688            23,588            18,793            36,031

     Fulfillment and processing service                              9,870            16,955            14,730            25,915
                                                                 ---------         ---------         ---------         ---------

Gross profit                                                         2,818             6,633             4,063            10,116

Operating expenses:
     Marketing and promotions                                        3,115            14,276             4,700            18,404
     Technology development                                            396             1,571               869             3,218
     General and administrative                                      1,087             2,605             1,890             4,261
                                                                 ---------         ---------         ---------         ---------

Total operating expenses                                             4,598            18,452             7,459            25,883
                                                                 ---------         ---------         ---------         ---------

Loss from operations                                                (1,780)          (11,819)           (3,396)          (15,767)
Interest income                                                          -               600                 -               698
Interest expense                                                       (75)                -              (105)                -
                                                                 ---------         ---------         ---------         ---------

Loss before income taxes                                            (1,855)          (11,219)           (3,501)          (15,069)
Income tax benefit                                                     742                 -             1,400                 -
                                                                 ---------         ---------         ---------         ---------

Net loss                                                         $  (1,113)        $ (11,219)        $  (2,101)        $ (15,069)
                                                                 =========         =========         =========         =========

Basic and diluted net loss per share of common stock             $   (0.03)(a)     $   (0.24)        $   (0.05)(a)     $   (0.34)
                                                                 =========         =========         =========         =========

Weighted average common shares used in the calculation of
basic and diluted net loss per share                                40,920 (a)        47,234            40,920 (a)        44,127
                                                                 =========         =========         =========         =========


(a) Pro forma presentation. Shares used in the calculation of basic and diluted net loss per share give pro forma effect to the common stock issued to FTDI in connection with the formation of the Company on May 19, 1999.

                 See accompanying notes to financial statements.

                                                  FTD.COM INC.
                                            STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                1998             1999
                                                                             ---------         ---------
                                                                                    (In thousands)
Net loss                                                                     $  (2,101)        $ (15,069)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
     Changes in assets and liabilities:
           Accounts receivable                                                      69               109
           Prepaid expenses                                                       (618)           (1,211)
           Distribution agreements                                                 607               826
           Accounts payable                                                        713             6,227
           Payable to FTDI                                                        (174)              266
           Unearned revenue                                                          -               (55)
           Other accrued liabilities                                               486               524
                                                                             ---------         ---------

Net cash and cash equivalents used in operating activities                      (1,018)           (8,383)
                                                                             ---------         ---------

Net cash and cash equivalents used in investing activities:
     Software development costs                                                      -            (2,509)
                                                                             ---------         ---------

Net cash and cash equivalents provided by financing activities:
     Proceeds from the issuance of common stock                                      -            35,183
     Change in deferred offering expenses                                            -             1,062
     Change in accrued offering expenses                                             -              (274)
     Contributions from FTDI                                                     1,018                 -
                                                                             ---------         ---------

Net cash and cash equivalents provided by financing activities                   1,018            35,971
                                                                             ---------         ---------

Net increase in cash and cash equivalents                                            -            25,079

Cash and cash equivalents, beginning of period                                       -             8,205
                                                                             ---------         ---------

Cash and cash equivalents, end of period                                     $       -         $  33,284
                                                                             =========         =========


                 See accompanying notes to financial statements.

                                  FTD.COM INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.    DESCRIPTION OF BUSINESS

           FTD.COM INC. (the "Company") operates the www.FTD.COM Web site and the 1-800-SEND-FTD toll-free telephone number, both of which provide consumers with the ability to order floral and other specialty gift products.

           The Company is a majority-owned subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"), which is a wholly-owned subsidiary of IOS Brands Corporation ("IOS"). The Company was incorporated as a Delaware corporation on May 19, 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

NOTE 2.    BASIS OF PRESENTATION

           The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes for the year ended June 30, 1999. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-78857). In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the results of operations, financial position and cash flows for the interim periods presented. Due to seasonal variations in the Company's business, operating results for the three and six month periods ended December 31, 1999 are not indicative of the results that might be expected for the year ended June 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3.    UNEARNED REVENUE

           The Company sells gift certificates for co-sponsored marketing programs. Revenue is only recognized with respect to those gift certificates which are actually redeemed during the fiscal period specified. During fiscal year 1999, the Company sold gift certificates that the Company was required to repurchase if the gift certificates were not redeemed by July 31, 1999. The unearned revenue associated with the unredeemed gift certificates was offset against the cash refund when the unreedemed gift cerficates were repurchased.

NOTE 4.    DISTRIBUTION AGREEMENTS

           The Company has entered into Internet distribution agreements whereby the Company will receive various services including advertising space on high traffic shopping and search oriented Web sites, portal links to the Company's Web site and co-branded online flower sites. Pursuant to terms of these agreements, the Company is required to pay total fixed fees of $12.5 million, including $5.7 million due in fiscal 2000. In addition, the Company is required to pay variable fees based on a percentage of net revenue. A portion of the fixed fees are refundable in acordance with contractual calculations in the event that the Company does not receive the specified number of impressions through these Internet distribution agreements. The Company records expenses related to the agreements ratably over the contract term. During the three and six month periods ended December 31, 1999, the Company recorded $3.1 million and $4.7 million of marketing and promotions expense, respectively, related to these distribution agreements.

NOTE 5.    INCOME TAXES

           The tax benefit of $0.7 million and $1.4 million for the three and six month periods ended December 31, 1998, respectively, represents a tax asset which was settled through stockholders' net deficit prior to the Company's formation on May 19, 1999. Subsequent to the Company's formation, taxes are recognized pusuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company's tax position should be computed as if it were filing a separate return.

           For the three and six months ended December 31, 1999, the Company incurred a loss that provided a tax benefit of $4.5 million and $6.0 million, respectively, at an effective rate of 40% for both periods. The Company expects to incur significant losses in the foreseable future and believes these tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset these deferred tax assets.

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

           On September 28, 1999, the Company agreed to issue and sell 4,500,000 shares of its Class A common stock in an Initial Public Offering
(IPO) transaction at a price of $8.00 per share. The gross proceeds from the offering were $36.0 million. The net proceeds were $31.5 million after deducting the underwriting discounts and commissions of $2.5 million and other offering expenses of $2.0 million. The deferred offering expenses of $1.1 million at June 30, 1999 incurred in connection with the IPO were charged against additional paid in capital upon the pricing of the IPO. The IPO closed on October 4, 1999, at which time the Company collected the $33.5 million receivable from the underwriters.

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

NOTE 8.    SOFTWARE DEVELOPMENT COSTS

           On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Positition ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP applies to all non-governmental entities and became effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted this SOP effective July 1, 1999. In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage. For the six months ended December 31, 1999, the Company has capitalized $2.5 million of software development costs, which will be amortized over a two year period commencing on the date the new version of the Web site becomes operational.

NOTE 9.    INTERCOMPANY AGREEMENTS

           In connection with the IPO, the Company and FTDI entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, indemnification agreement, trademark license agreement, a registration rights agreement and a Web site hosting agreement.

           The Statements of Operations include the following expense transactions with FTDI:

                                         Three Months Ended       Six Months Ended
                                            December 31,             December 31,
                                         -----------------       ------------------
                                          1998        1999        1998        1999
                                         ------      -----       -------     ------
                                                (In thousands and unaudited)
Fulfillment and processing service       $  738      $ 438       $ 1,104     $  651
Marketing and promotions                    985          -         1,409          -
Technology development                      320        403           636        838
General and administrative                  628        616         1,043      1,209


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, CERTAIN STATEMENTS MADE HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S EXPECTATIONS REGARDING ITS RESULTS OF OPERATIONS, PERFORMANCE AND BUSINESS PROSPECTS AND OPPORTUNITIES. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "ESTIMATES," AND SIMILAR EXPRESSIONS HAVE BEEN USED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING THESE STATEMENTS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL GROWTH, RESULTS, PERFORMANCE AND BUSINESS PROSPECTS AND LIQUIDITY TO DIFFER FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED (FILE NO. 333-78857), UNDER THE CAPTION "RISK FACTORS". THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

           FTD.COM INC. (the "Company") operates the www.FTD.COM Web site and the 1-800-SEND-FTD toll-free telephone number, both of which provide consumers with the ability to order floral and other specialty gift products.

           The Company is a majority-owned subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"), which is a wholly-owned subsidiary of IOS Brands Corporation ("IOS"). The Company began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and through the www.FTD.COM Web site in 1994. Prior to May 19, 1999, our business was conducted through a business unit of FTDI.

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

RESULTS OF OPERATIONS

           The following is a discussion of changes in the Company's financial condition and results of operations for the three and six month periods ended December 31, 1999, compared with the same periods of 1998.

TOTAL REVENUES

                                          Three Months Ended                   Six Months Ended
                                             December 31,                        December 31,
                                         -------------------        %        -------------------        %
                                           1998        1999       Change       1998       1999        Change
                                         -------     -------     --------    -------     -------     --------
                                           (in thousands)                      (in thousands)
Order revenues and service fees,
  net of discounts                       $11,566     $20,947          81%    $17,140     $31,723          85%
Commissions from FTDI                      1,056       1,714          62%      1,586       2,683          69%
Other, principally from FTDI                  66         927          N/M         67       1,625          N/M
                                         -------     -------                 -------     -------
Total revenues                           $12,688     $23,588          86%    $18,793     $36,031          92%
                                         =======     =======                 =======     =======


           Total revenues consist of order revenues and service fees, net of discounts, commision revenue and other revenue. Total revenues increased by $10.9 million, or 86%, and $17.2 million, or 92%, for the three and six month periods ended December 31, 1999, respectively, compared to the corresponding prior year periods. The increase in total revenues was attributable to increased order volume which totaled 383,627 and 581,619 for the three and six month periods ended December 31, 1999, respectively, reflecting a 73.0% and 76.6% increase over the prior year periods. Revenues were also positively affected by an increase in the average order value.

           Order revenues and service fees, net of discounts, increased by $9.4 million, or 81%, and $14.6 million, or 85%, for the three and six month periods ended December 31, 1999, respectively, compared to the corresponding prior year periods. The increase from the corresponding periods of the prior year was the result of an increase in Internet order volume, offset partially by a decline in telephone orders. During the three and six month periods ended December 31, 1999, Internet orders were 73.6% and 72.1% of total orders, respectively, compared to 42.2% and 43.8% of total orders during the same periods of the prior year.

           Commission revenue increased by $0.7 million and $1.1 million for the three and six month periods ended December 31, 1999, respectively, compared to the corresponding prior year periods. The increase from the corresponding periods of the prior year was a result of an increase in the number of orders gathered on which FTDI pays the Company a commission. Commission revenue was 8.4% and 7.4% of total revenues for the six months ended December 31, 1998 and 1999, respectively.

           Other revenue increased by $0.9 million and $1.6 million for the three and six month periods ended December 31, 1999, compared to the corresponding prior year periods. The increase from the comparable periods of the prior year is attributable to fees relating to the hosting of florists' Web sites through the www.FTD.COM Internet site pursuant to an arrangement with FTDI that began on July 1, 1999.

COST OF FULFILLMENT AND PROCESSING SERVICE

                                          Three Months Ended                  Six Months Ended
                                             December 31,                        December 31,
                                         -------------------        %        -------------------       %
                                           1998        1999      Change        1998        1999      Change
                                         -------     -------     ------      -------     -------     ------
                                            (in thousands)                     (in thousands)
Fulfillment and processing service       $ 9,870     $16,955        72%      $14,730     $25,915        76%


           Cost of fulfillment and processing services increased by $7.1 million, or 72%, and $11.2 million, or 76%, for the three and six month periods ended December 31, 1999, respectively, compared to the same periods of the prior year. This increase correlates with the increase in order volume, which was primarily attributable to the increase in Internet sales, as discussed above. As a percentage of total revenues, cost of fulfillment and processing services decreased to 71.9% for the six month period ended December 31, 1999, from 78.4% for the same period of the prior year. This decrease was primarily due to the increase in commission revenue and other revenue in the six months ended December 31, 1999 compared with the corresponding period of the prior year. Additionally, the Company reduced the amount paid per order to fulfilling florists in the current fiscal year compared to the prior fiscal year, to bring the Company in line with industry standards.

MARKETING AND PROMOTIONS

                                          Three Months Ended                  Six Months Ended
                                             December 31,                        December 31,
                                         -------------------        %        -------------------       %
                                           1998        1999      Change        1998        1999      Change
                                         -------     -------     ------      -------     -------     ------
                                            (in thousands)                     (in thousands)
Marketing and promotions                 $ 3,115     $14,276       358%      $ 4,700     $18,404       292%


           Marketing and promotion expenses increased by $13.7 million for the six months ended December 31, 1999, compared to the same periods of the prior year. The increase was primarily due to an increase in the amount of TV, radio and outdoor media purchased. The Company's customer base (defined as anyone who has purchased at least once through FTD.COM's Web site or 800 phone number) increased by 17.5%, or 173,389 customers, to 1,162,187 customers as of December 31, 1998, from 988,798 customers as of June 30, 1998. The Company's customer base increased by 22.5%, or 330,095 customers, to 1,795,557 customers as of December 31, 1999, from 1,465,462 customers as of June 30, 1999.

TECHNOLOGY DEVELOPMENT

                                          Three Months Ended                  Six Months Ended
                                             December 31,                        December 31,
                                         -------------------        %        -------------------       %
                                           1998        1999      Change        1998        1999      Change
                                         -------     -------     ------      -------     -------     ------
                                            (in thousands)                     (in thousands)
Technology development                   $   396     $ 1,571       297%      $   869     $3,218        270%


Technology development expenses increased by $2.3 million from $0.9 million for the six months ended December 31, 1998 to $3.2 million for the six months ended December 31, 1999. The increase was primarily due to costs related to the redesign of the Company's Web site expected to be released in the third quarter of fiscal 2000, as well as enhancements required to handle the increased volume on the Company's Web site and improve the speed of Internet order processing.

GENERAL AND ADMINISTRATIVE

                                          Three Months Ended                  Six Months Ended
                                             December 31,                        December 31,
                                         -------------------        %        -------------------       %
                                           1998        1999      Change        1998        1999      Change
                                         -------     -------     ------      -------     -------     ------
                                            (in thousands)                     (in thousands)
General and administrative               $ 1,087     $ 2,605       140%      $ 1,890     $ 4,261       125%


           General and administrative expenses increased by $2.4 million from $1.9 million for the six months ended December 31, 1998, to $4.3 million for the six months ended December 31, 1999. The increase was primarily due to increased expenses related to the hiring of additional personnel, including additional members of the Company's senior management team, as well as, additional employees in the marketing and finance areas.

LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1999, the Company had cash and cash equivalents of $33.3 million, compared to $8.2 million at June 30, 1999. The Company's liquidity requirements primarily are for capital expenditures and working capital needs, including substantially increased advertising, promotion and other marketing expenses.

           Cash used in operating activities was $8.4 million for the six months ended December 31, 1999 compared to cash used in operating activities of $1.0 million for the six months ended December 31, 1998. The increase in cash used in operating activities is primarily a result of the increase in the net loss offset in part by the increase in accounts payable.

           Cash used in investing activities was $2.5 million for the six months ended December 31, 1999. During the six months ended December 31, 1999, the cash used in investing activities consisted of software development costs which have been capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

           Cash provided by financing activities was $36.0 million for the six months ended December 31, 1999 compared to cash provided by financing activities of $1.0 million for the six months ended December 31, 1998. The cash provided by financing activities in the six months ended December 31, 1999, was primarily the result of the net proceeds from the IPO, including amounts attributable to the exercise of the underwriters' over-allotment option. During the six months ended December 31, 1998, cash provided by financing activities reflects contributions from FTDI.

         The Company intends to continue to build brand awareness and increase its customer base and purchasing frequency through our advertising, direct marketing/affinity and retention marketing programs. Additionally, the Company plans to continue to invest in expanding its product offerings and improving its Web site and the infrastructure supporting customer service. The Company believes that its existing cash and future cash flows from operations will be sufficient to meet its liquidity needs through the fiscal year ending June 30, 2000. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company's liquidity requirements or cause the Company to seek to issue additional equity or debt. Beyond fiscal 2000, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs to raise this additional capital, the Company may seek to sell additional equity or raise debt. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect its operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company needed to raise additional capital and was unable to do so, the Company would be required to alter its operating plan significantly, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEFERRED TAX ASSET

           The tax benefit of $0.7 million and $1.4 million for the three and six month periods ended December 31, 1998, respectively, represents a tax asset which was settled through stockholders' net deficit prior to the Company's formation on May 19, 1999. Subsequent to the Company's formation, taxes are recognized pursuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company's tax position should be computed as if it were filing a separate return.

           For the three and six months ended December 31, 1999, the Company incurred a loss that provided a tax benefit of $4.5 million and $6.0 million, respectively, at an effective rate of 40% for both periods. The Company expects to incur significant losses in the forseeable future and believes these tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset these deferred tax assets.

YEAR 2000 ISSUES

           The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on its operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue". However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap-year related problems, may occur with billing, payroll or financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arised for its customers or suppliers.

           The Company did not incur, directly or through intercompany allocation from FTDI, any material expenditures in connection with Year 2000 compliance.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           As of December 31, 1999, the Company was not party to any significant financing arrangements. The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents. Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           The Company is not involved in any legal proceeding that management believes would adversely affect the Company's business, financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           On September 28, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, as amended (File No. 333-78857), relating to the Company's Initial Public Offering ("IPO") of 4,995,000 shares of Class A common stock, 495,000 shares of which were issued on October 8, 1999 upon the exercise on October 6, 1999 of an option to purchase additional shares that the Company granted to the underwriters of the offering. The managing underwriters for the offering were Bear, Stearns & Co. Inc., Thomas Weisel Partners LLC, Volpe Brown Whelan & Company, LLC and E*OFFERING Corp. In connection with the offering, the Company registered the Class A common stock under the Securities Exchange Act of 1934.

           The offering commenced on September 29, 1999 and was completed on October 8, 1999 at an IPO price of $8.00 per share. The initial public offering resulted in gross proceeds of $40.0 million, of which $2.8 million was applied to the underwriting discount and $2.0 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were $35.2 million.

           The Company did not make, in connection with the offering and sale of the Class A common stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company.

           From the date of the closing of the IPO through December 31, 1999, the Company has utilized the proceeds as follows:

- $14.3 million to fund advertising, promotion and other marketing activities; and
- $2.5 million for capital expenditures, including technology and physical infrastructure.

           Unused proceeds of the offering are currently invested in money market funds with portfolios of U.S. government securities.

           As of December 31, 1999, the Company had commitments for future expenditures of the net proceeds of the IPO of $12.5 million related to Internet distribution agreements and $2.8 million related to a netsourcing agreement. The Company has not made any other specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, the Company currently intends to use the remaining proceeds over time:

-    to fund additional advertising, promotion and other marketing activities;
-    to enhance its infrastructure;
-    to enter into strategic relationships with Internet companies;
-    to expand its product offerings; and
-    for other general corporate purposes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         Exhibit No.             Description
         -----------             -----------
         27                      Financial Data Schedule

  (b)      Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three month period ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 28th day of January, 2000.

                                         FTD.COM INC.

                                         By:   /s/ Peter K. Poli
                                               -------------------------------

                                               Peter K. Poli
                                               Vice President and Chief
                                               Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number           Description
-------          -----------
27               Financial Data Schedule
