Form 10-Q
period 2000-03-31
FTD COM INC
filed 2000-04-27
CIK 1086759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         COMMISSION FILE NUMBER 0-26779

                                  FTD.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                                     36-4294509
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, ILLINOIS 60515
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (630) 724-6200

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

    As of April 27, 2000, there were 6,379,614 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, and 40,920,000 outstanding shares of the Registrant's Class B Common Stock, par value $.01 per share.

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  FTD.COM INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                                                                  June 30,            March 31,
ASSETS                                                                                             1999                2000
------                                                                                           --------             ---------
                                                                                                                     (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                                  $  8,205             $ 26,540
      Accounts receivable                                                                             233                  286
      Prepaid expenses                                                                                215                1,176
      Distribution agreements                                                                       1,707                  913
      Deferred offering expenses                                                                    1,062                    -
                                                                                                 --------             ---------
             Total current assets                                                                  11,422               28,915
                                                                                                 --------             ---------
OTHER ASSETS:
      Software development costs                                                                        -                3,187
      Other long term assets                                                                            -                  294
                                                                                                 --------             ---------
             Total other assets                                                                         -                3,481
                                                                                                 --------             ---------
             Total assets                                                                        $ 11,422             $ 32,396
                                                                                                 ========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
      Accounts payable                                                                           $  2,021             $  8,794
      Payable to FTDI                                                                                 311                2,328
      Unearned revenue                                                                                129                  403
      Accrued offering expenses                                                                       638                    -
      Other accrued liabilities                                                                       154                1,230
                                                                                                 --------             --------
             Total current liabilities                                                              3,253               12,755
                                                                                                 --------             --------

      Series A 8% Cumulative Redeemable Convertible Preferred Stock, $.01 par
         value; 90,000 shares issued and outstanding at June 30, 1999; no shares
         issued and outstanding at March 31, 2000                                                   9,074                    -
                                                                                                 --------             --------

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, $.01 par value; 5,000,000 shares authorized; 90,000 shares of
           Series A 8% Cumulative Redeemable Preferred Stock issued and outstanding
           at June 30, 1999; no shares issued and outstanding at March 31, 2000                         -                    -
      Class A common stock, $.01 par value; 250,000,000 shares authorized; no shares issued and
           outstanding at June 30,1999; 6,379,614 shares issued and outstanding at March 31, 2000       -                   64
      Class B common stock, $.01 par value; 100,000,000 shares authorized; 40,920,000
           shares issued and outstanding at June 30, 1999 and March 31, 2000                          409                  409
      Additional paid-in capital                                                                        -               44,119
      Deferred compensation                                                                             -                 (149)
      Retained deficit                                                                             (1,314)             (24,802)
                                                                                                 ---------            ---------
             Total stockholders' equity (deficit)                                                    (905)              19,641
                                                                                                 ---------            ---------
             Total liabilities and stockholders' equity (deficit)                                $ 11,422             $ 32,396
                                                                                                 =========            =========

                 See accompanying notes to financial statements.

                              FTD.COM INC.
                        STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)
                               (Unaudited)

                                                               Three Months Ended                      Nine Months Ended
                                                                   March 31,                              March 31,
                                                          ---------------------------            -----------------------------
                                                             1999               2000                1999                2000
                                                          --------           --------            --------            ---------

Revenues:
       Order revenues and service fees, net of discounts  $ 11,380           $ 23,870            $ 28,520            $ 55,593
       Commissions from FTDI                                 1,010              1,852               2,596               4,535
       Other, principally from FTDI                              -                828                  67               2,453
                                                          --------           --------            --------            --------
Total revenues                                              12,390             26,550              31,183              62,581

       Fulfillment and processing service                    9,789             18,891              24,519              44,806
                                                          --------           --------            --------            --------
Gross profit                                                 2,601              7,659               6,664              17,775

Operating expenses:
       Marketing and promotions                              3,097             11,528               7,797              29,932
       Technology development                                  573              2,073               1,442               5,291
       General and administrative                            1,290              3,026               3,180               7,287
                                                          --------           --------            --------            --------
Total operating expenses                                     4,960             16,627              12,419              42,510
                                                          --------           --------            --------            ---------
Loss from operations                                        (2,359)            (8,968)             (5,755)            (24,735)
Interest income                                                  -                475                   -               1,173
Interest expense                                               (26)                 -                (131)                  -
                                                          ---------          --------            --------            ---------
Loss before income taxes                                    (2,385)            (8,493)             (5,886)            (23,562)
Income tax benefit                                             954                  -               2,354                   -
                                                          ---------          --------            --------            ---------
Net loss                                                  $ (1,431)          $ (8,493)           $ (3,532)           $(23,562)
                                                          =========          ========            ========            =========

Basic and diluted net loss per share of common stock      $ (0.03) (a)       $ (0.18)            $ (0.09) (a)        $ (0.52)
                                                          =========          ========            ========            =========

Weighted average common shares used in the calculation of
basic and diluted net loss per share                       40,920  (a)         47,300             40,920  (a)          45,184
                                                          =========          ========            ========            =========


(a) Pro forma presentation. Shares used in the calculation of basic and diluted net loss per share give pro forma effect to the common stock issued to FTDI in connection with the formation of the Company on May 19, 1999.

             See accompanying notes to financial statements.

                                  FTD.COM INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                        --------------------------
                                                                                          1999             2000
                                                                                        ---------       ----------

Net loss                                                                                $ (3,532)       $ (23,562)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
        Deferred compensation expense                                                          -               26
        Changes in assets and liabilities:
            Accounts receivable                                                              166              (53)
            Prepaid expenses                                                                (109)            (961)
            Distribution agreements                                                          443              794
            Other long term assets                                                             -             (294)
            Accounts payable                                                                 420            6,773
            Payable to FTDI                                                                 (129)           1,842
            Unearned revenue                                                                 136              274
            Other accrued liabilities                                                        290            1,076
                                                                                        ---------       -----------
Net cash and cash equivalents used in operating activities                                (2,315)         (14,085)
                                                                                        ---------       -----------


Net cash and cash equivalents used in investing activities:
        Software development costs                                                             -           (3,187)
                                                                                        ---------       -----------

Net cash and cash equivalents provided by financing activities:
        Deferred offering expenses                                                             -            1,062
        Accrued offering expenses                                                              -             (638)
        Contributions from FTDI                                                            2,315                -
        Proceeds from the issuance of common stock                                             -           35,183
                                                                                        ---------       -----------

Net cash and cash equivalents provided by financing activities                             2,315           35,607
                                                                                        ---------       -----------
Net increase in cash and cash equivalents                                                      -           18,335

Cash and cash equivalents, beginning of period                                                 -            8,205
                                                                                        ---------       -----------
Cash and cash equivalents, end of period                                                $      -        $  26,540
                                                                                        =========       ===========

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

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes for the year ended June 30, 1999. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-78857). In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Due to seasonal variations in the Company's business, operating results for the three and nine month periods ended March 31, 2000 are not indicative of the results that might be expected for the year ended June 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

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

NOTE 4.  DISTRIBUTION AGREEMENTS

         The Company has entered into Internet distribution agreements whereby the Company will receive various services including advertising space on high traffic shopping and search oriented Web sites, portal links to the Company's Web site and co-branded online flower sites. Pursuant to terms of these agreements, the Company is required to pay total fixed fees of $11.6 million, including $4.8 million due in the fourth quarter of fiscal 2000. In addition, the Company is required to pay variable fees based on a percentage of net revenue. A portion of the fixed fees are refundable in accordance with contractual calculations in the event that the Company does not receive the specified number of impressions through these Internet distribution agreements. The Company records expenses related to the agreements ratably over the contract term. During the three and nine month periods ended March 31, 2000, the Company recorded $3.2 million and $7.9 million of marketing and promotions expense, respectively, related to these distribution agreements.

NOTE 5.  INCOME TAXES

         The tax benefit of $1.0 million and $2.4 million for the three and nine month periods ended March 31, 1999, respectively, represents a tax asset which was settled through stockholders' net deficit prior to the Company's formation on May 19, 1999. Subsequent to the Company's formation, taxes are recognized pusuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company's tax position should be computed as if it were filing a separate return.

         For the three and nine months ended March 31, 2000, the Company incurred a loss that provided a tax benefit of $3.4 million and $9.4 million, respectively, at an effective rate of 40% for both periods. The Company expects to incur significant losses in the foreseable future and believes these tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset these deferred tax assets.

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

NOTE 8.  SOFTWARE DEVELOPMENT COSTS

         On March 4, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Positition ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This SOP applies to all non-governmental entities and became effective for financial statements for fiscal years beginning after December 15, 1998. The Company has adopted this SOP effective July 1, 1999. In accordance with SOP 98-1, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage. For the nine months ended March 31, 2000, the Company has capitalized $3.2 million of software development costs, which will be amortized over a two year period commencing on the date the new version of the Web site becomes operational.

NOTE 9.  INTERCOMPANY AGREEMENTS

         In connection with the IPO, the Company and FTDI entered into certain intercompany agreements governing various interim and ongoing relationships, including a commission agreement, indemnification agreement, trademark license agreement, a registration rights agreement and a Web site hosting agreement.

         The Statements of Operations include the following expense transactions with FTDI:


                                                 Three Months Ended                  Nine Months Ended
                                                     March 31,                           March 31,
                                           -------------------------------    --------------------------------
                                                1999             2000              1999             2000
                                           ----------------   ------------    ----------------  --------------
                                                              (In thousands and unaudited)

Fulfillment and processing service                   $ 740           $433              $1,844          $1,084
Marketing and promotions                             1,152              -               2,561               -
Technology development                                 347            126                 983             964
General and administrative                             552            568               1,595           1,777


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS REPORT, CERTAIN STATEMENTS MADE HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S EXPECTATIONS REGARDING ITS RESULTS OF OPERATIONS, PERFORMANCE AND BUSINESS PROSPECTS AND OPPORTUNITIES. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "PLANS," "EXPECTS," "ESTIMATES," AND SIMILAR EXPRESSIONS HAVE BEEN USED TO IDENTIFY THESE FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING THESE STATEMENTS. THESE STATEMENTS REFLECT THE COMPANY'S CURRENT BELIEFS AND ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY. ACCORDINGLY, THESE STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT COULD CAUSE THE COMPANY'S ACTUAL GROWTH, RESULTS, PERFORMANCE AND BUSINESS PROSPECTS AND LIQUIDITY TO DIFFER FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS. ACTUAL GROWTH, RESULTS, PERFORMANCE AND BUSINESS PROSPECTS AND LIQUIDITY COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN, OR IMPLIED BY, THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE SUCCESS OF FTD.COM'S MARKETING CAMPAIGN; COMPETITION FROM EXISTING AND POTENTIAL NEW COMPETITORS; LEVELS OF DISCRETIONARY CONSUMER PURCHASES OF FLOWERS AND SPECIALTY GIFTS; THE AVAILABILITY OF FINANCING DUE TO MARKET CONSTRAINTS, LIQUIDITY CONSTRAINTS OF THE COMPANY'S PARENT AND GENERAL ECONOMIC CONDITIONS; LOWER GROWTH RATES FOR THE MARKETS IN WHICH THE COMPANY COMPETES COMPARED TO ESTIMATED GROWTH RATES; THE COMPANY'S ABILITY TO INCREASE CAPACITY AND INTRODUCE ENHANCEMENTS TO ITS WEB SITE; AND THE EXISTENCE OF SYSTEM FAILURES. ADDITIONAL RISKS, UNCERTAINTIES AND OTHER FACTORS ARE DESCRIBED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, AS AMENDED (FILE NO. 333-78857), UNDER THE CAPTION "RISK FACTORS". THE COMPANY IS NOT OBLIGATED TO UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT NEW EVENTS OR CIRCUMSTANCES.

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

         In view of the rapidly changing nature of the Company's business, its limited operating history and the seasonality of its business, the Company believes that comparisons of its operating results for any period with those of a preceding period are not necessarily meaningful and should not be relied upon as an indication of future performance. The Company's revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. Such fluctuations are primarily attributable to increased sales and advertising expenditures during the popular floral holiday seasons in the fiscal quarters ending March 31, June 30 and December 31.

RESULTS OF OPERATIONS

         The following is a discussion of changes in the Company's financial condition and results of operations for the three and nine month periods ended March 31, 2000, compared with the same periods of 1999.

TOTAL REVENUES


                                           Three Months Ended                    Nine Months Ended
                                                March 31,                            March 31,
                                         ----------------------    %          ----------------------    %
                                           1999        2000      Change          1999       2000      Change
                                         ---------- ----------- ----------    ----------- ---------- ----------
                                            (in thousands)                       (in thousands)
Order revenues and service fees,
    net of discounts                       $11,380     $23,870       110%        $28,520    $55,593        95%

Commissions from FTDI                        1,010       1,852        83%          2,596      4,535        75%
Other, principally from FTDI                     -         828        N/M             67      2,453        N/M
                                         ---------- -----------               ----------- ----------
Total revenues                             $12,390     $26,550       114%        $31,183    $62,581       101%
                                         ========== ===========               =========== ==========

         Total revenues consist of order revenues and service fees, net of discounts, commision revenue and other revenue. Total revenues increased by $14.2 million and $31.4 million for the three and nine month periods ended March 31, 2000, respectively, compared to the prior fiscal year periods. The increase in total revenues was primarily attributable to an increase in order volume and average order value.

         Order revenues and service fees, net of discounts, increased $12.5 million and $27.1 million for the three and nine month periods ended March 31, 2000, respectively, compared to the corresponding prior fiscal year periods. Total order volume was 405,364 and 986,983, respectively, for the three and nine months ended March 31, 2000, representing a 94% and 83% increase, respectively, over the prior fiscal year periods. The increase was primarily a result of an increase in internet orders of 166% and 179%, respectively, during the same periods, partially offset by a decrease in telephone orders.

         Commission revenue increased by $0.8 million and $1.9 million for the three and nine months ended March 31, 2000, respectively, compared to the corresponding periods of the prior fiscal year. The increase in commission revenues paid by FTDI to the Company is due to the increase in order volume during these same periods. Pursuant to the commission agreements in effect since July 1998, FTDI will pay a $5.00 commission on every order that the Company clears through the FTD Clearinghouse. Commission revenue represented 8.3% and 7.2% of total revenues for the nine months ended March 31, 1999 and 2000, respectively.

         Total other revenues for the three and nine months ended March 31, 2000 increased by $0.8 million and $2.4 million, respectively, over the corresponding periods of the prior fiscal year. Other revenue consists primarily of fees paid by FTDI to the Company pursuant to an agreement dated July 1, 1999, relating to the hosting of florists' Web sites through the www.FTD.COM Internet Web site.

COST OF FULFILLMENT AND PROCESSING SERVICE


                                          Three Months Ended                  Nine Months Ended
                                               March 31,                          March 31,
                                         ----------------------    %        ----------------------     %
                                           1999        2000      Change        1999        2000      Change
                                         ---------- ----------- ----------  -----------  ---------  ---------
                                             (in thousands)                     (in thousands)
Fulfillment and processing service          $9,789     $18,891        93%      $24,519    $44,806        83%

         The increase in fulfillment services was primarily due to the increase in order volume as well as increased average order value. Cost of fulfillment and processing services increased $9.1 million, or 93%, and $20.3 million, or 83%, for the three and nine months ended March 31, 2000, respectively, compared to the same periods of the prior fiscal year. Gross profit margins increased to 28.8% for the three months ended March 31, 2000 and 28.4% for the nine months ended March 31, 2000, compared to 21.0% and 21.4%, respectively, for the corresponding periods of the prior fiscal year. The increase in the gross margin percentage is primarily due to the increase in other revenues and a decrease in the amount paid per order to fulfilling florists. The amount paid to florists was decreased to bring the Company in line with industry standards.

MARKETING AND PROMOTIONS

                                          Three Months Ended                  Nine Months Ended
                                               March 31,                          March 31,
                                         ----------------------    %        ----------------------     %
                                           1999        2000      Change        1999        2000      Change
                                         ---------- ----------- ----------  -----------  ---------  ---------
                                            (in thousands)                     (in thousands)
Marketing and promotions                    $3,097     $11,528       272%       $7,797    $29,932       284%


         Marketing and promotions expense consists primarily of TV, radio and outdoor media purchases. During the three and nine months ended March 31, 2000, marketing and promotions expense increased $8.4 million and $22.1 million, respectively, compared to the prior fiscal year periods. As a result of the marketing and promotional spending, the total customer base (defined as anyone who has purchased at least once through the www.FTD.COM Web site or the 1-800-SEND-FTD telephone number) increased by 15.1%, or 271,292 customers, to 2,066,849 customers as of March 31, 2000 from 1,795,557 customers as of December 31, 1999. The total customer base had increased by 10.6%, to 1,285,111 customers as of March 31, 1999, from 1,162,187 customers as of December 31, 1998.

TECHNOLOGY DEVELOPMENT


                                          Three Months Ended                  Nine Months Ended
                                               March 31,                          March 31,
                                         ----------------------    %        ----------------------     %
                                           1999        2000      Change        1999        2000      Change
                                         ---------- ----------- ----------  -----------  ---------  ---------
                                            (in thousands)                     (in thousands)

Technology development                        $573      $2,073       262%       $1,442     $5,291       267%


         Technology expenses consist primarily of Web site redesign expenses and various costs related to hosting the Web site. Technology expenses increased by $1.5 million and $3.8 million for the three and nine months ended March 31, 2000, respectively, compared to the same periods of the prior fiscal year. The increase was primarily due to increased costs related to the Web site redesign, expected to be released in the fourth quarter of fiscal 2000, and increased expenditures related to the enhancement of the Web site's volume capacity and Internet order processing speed.

GENERAL AND ADMINISTRATIVE

                                          Three Months Ended                  Nine Months Ended
                                               March 31,                          March 31,
                                         ----------------------     %       ----------------------      %
                                           1999        2000      Change        1999        2000      Change
                                         ---------- ----------- ----------  -----------  ---------  ---------
                                            (in thousands)                     (in thousands)

General and administrative                  $1,290      $3,026       135%       $3,180     $7,287       129%


         General and administrative expenses increased by $4.1 million from $3.2 million for the nine months ended March 31, 1999, to $7.3 million for the nine months ended March 31, 2000. The increase was primarily due to increased expenses related to the hiring of additional employees in the marketing, technology and business development areas, in addition to increased total costs for customer service due to the 83% growth in order volumes for the nine month period ended March 31, 2000, over the prior fiscal year period.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of $26.5 million, compared to $8.2 million at June 30, 1999. The Company's liquidity requirements consist primarily of capital expenditures for software development costs and working capital needs, including substantially increased marketing and promotions expenses. For the nine months ended March 31, 2000 the Company made capital expeditures of $3.2 million related to software development costs. The Company did not make any capital expenditures for the nine months ended March 31, 1999. The Company has future commitments for capital expenditures of $0.4 million related to the redesign of its Web site. In addition, the Company has commitments of $11.6 million related to Internet distribution agreements, as described in Note 4 of the Notes to the Financial Statements set forth in Item 1 of this report, and $2.5 million related to a netsourcing agreement that expires in May 2002.

         Net cash used in operating activities was $14.1 million and $2.3 million for the nine months ended March 31, 2000 and 1999 respectively. Net operating cash flows were primarily attributable to net losses which were partially offset by increases in accounts payable.

         Net cash used in investing activities was $3.2 million for the nine months ended March 31, 2000. The cash used in investing activities consisted of software development costs which have been capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE.

         Net cash provided by financing activities was $35.6 million and $2.3 million for the nine months ended March 31, 2000 and 1999, respectively. The cash provided by financing activities in the nine months ended March 31, 2000, was the result of the net proceeds from the IPO, including amounts attributable to the exercise of the underwriters' over-allotment option. During the nine months ended March 31, 1999, cash provided by financing activities reflects contributions from FTDI.

         The Company intends to continue to build brand awareness and increase its customer base and purchasing frequency through advertising, direct marketing/affinity and retention marketing programs. Additionally, the Company plans to continue to invest in expanding its product offerings and improving its Web site and the infrastructure supporting customer service. The scope of these programs and investments is expected to be affected in the near term by the amount, if any, of additional financing the Company is able to attain. The Company believes that its existing cash and future cash flows from operations will be sufficient to meet its liquidity needs through the fiscal year ending June 30, 2000. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company's liquidity requirements or cause the Company to seek to issue additional equity or debt. Beyond fiscal 2000, the Company may need to raise additional capital to meet its long-term liquidity needs. If the

Company determines that it needs to raise this additional capital, the Company may seek to sell additional equity or raise debt from third party sources or its parent. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company's operations. There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEFERRED TAX ASSET

         The tax benefit of $1.0 million and $2.4 million for the three and nine month periods ended March 31, 1999, respectively, represents a tax asset which was settled through stockholders' net deficit prior to the Company's formation on May 19, 1999. Subsequent to the Company's formation, taxes are recognized pusuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company's tax position should be computed as if it were filing a separate return.

         For the three and nine months ended March 31, 2000, the Company incurred a loss that provided a tax benefit of $3.4 million and $9.4 million, respectively, at an effective rate of 40% for both periods. The Company expects to incur significant losses in the foreseable future and believes these tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset these deferred tax assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2000, the Company was not party to any significant financing arrangements. The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents. Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

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

         The offering commenced on September 29, 1999 and was completed on October 8, 1999 at an IPO price of $8.00 per share. The IPO resulted in gross proceeds of appoximately $40.0 million, of which approximately $2.8 million was applied to the underwriting discount and approximately $2.0 million of which was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $35.2 million.

         The Company did not make, in connection with the offering and sale of the Class A common stock registered, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates; persons owning 10% or more of any class of equity securities of the Company; or affiliates of the Company.

         From the date of the closing of the IPO through March 31, 2000, the Company has utilized the proceeds as follows:

* $25.8 million to fund advertising, promotion and other marketing activities; and
* $3.2 million for capital expenditures, including technology and physical infrastructure.

         Unused proceeds of the offering are currently invested in a highly liquid portfolio of U.S. securities.

         As of March 31, 2000, the Company had commitments for future expenditures for the remaining net proceeds of the IPO related to Internet distribution agreements and a netsourcing agreement. The Company has not made any other specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, the Company currently intends to use the remaining proceeds over time:

*    to fund additional advertising, promotion and other marketing activities;
*    to enhance its infrastructure;
*    to enter into strategic relationships;
*    to expand its product offerings; and
*    for other general corporate purposes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO                                  DESCRIPTION
         -----------                                 -----------

         27                                          Financial Data Schedule


(b)      Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three month period ended March 31, 2000.

     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of April, 2000.

                                                   FTD.COM INC.

                                        By:        /s/ Michael J. Soenen
                                                   ----------------------
                                                   Michael J. Soenen
                                                   Chief Executive Officer
                                                   (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------

27                Financial Data Schedule