Form 10-K
period 2000-06-30
FTD COM INC
filed 2000-08-24
CIK 1086759

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from __________ to
     ___________.

                         Commission File Number 0-26779

                                  FTD.COM INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  36-4294509
-------------------------------------    ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)

         3113 Woodcreek Drive
       Downers Grove, Illinois                          60515
---------------------------------------  ---------------------------------------
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (630) 724-6200

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $0.01 per share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Class A Common Stock, par value $0.01 per share, held by non-affiliates of the registrant as of August 15, 2000 was $15,841,667. As of August 15, 2000, the number of outstanding shares of Class A common stock, par value $0.01 per share, of the registrant was 8,259,614 and the number of outstanding shares of Class B common stock, par value $0.01 per share, of the registrant was 40,395,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement (to be filed) accompanying the notice of the annual meeting of FTD.COM INC.'s stockholders to be held on November 14, 2000 (Part III hereof).

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         FTD.COM INC. ("the Company" or "FTD.COM") is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the WWW.FTD.COM Web site in 1994. The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality and service standards. The Company offers over 400 floral arrangements and over 600 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals. Product offerings are available at prices ranging from $17.99 to over $200.00.

         The Company is a majority-owned subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"). FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation ("IOS"), formerly known as FTD Corporation. The Company was incorporated as a Delaware corporation on May 19, 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's expectations regarding its results of operations, performance and business prospects and opportunities. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions to identify these forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements reflect the Company's current beliefs and expectations and are based on currently available information. Accordingly, these statements are subject to various risks, uncertainties and other factors that could cause the Company's actual results of operations, performance, business prospects and liquidity to differ from those expressed in, or implied by, these forward-looking statements. Actual results of operations, performance, business prospects and liquidity could differ materially from those expressed in, or implied by, these forward-looking statements as a result of the success of FTD.COM's marketing campaign; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company's ability to manage or reduce its level of expenses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company's ability to meet its liquidity requirements from currently available sources of liquidity; the availability of additional liquidity, if needed; the Company's ability to increase capacity and introduce enhancements to its Web site; and the existence of system failures. Additional risks, uncertainties and other factors are described in the Company's Registration Statement on Form S-1, as amended (File No. 333-78857), under the caption "Risk Factors." The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect events or circumstances after the date of this document that may bear upon the forward-looking statements.

PRODUCT OFFERINGS

         The Company sells both floral arrangements designed by FTDI as well as traditional floral arrangements that are chosen by the customer. Specialty gifts include a wide variety of products including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals. These products are available at a wide range of price points. The following table illustrates a sample of current product offerings.


  PRODUCT TYPE                     PRODUCT EXAMPLES                                           RETAIL PRICE RANGE
  ------------                     ----------------                                           -----------------------
  FTD Branded Products             FTD-Registered Trademark- Anniversary Bouquet              $24.99 to $99.99
                                   FTD-Registered Trademark- Thanks a Bunch-Registered Trademark- Bouquet
                                   FTD-Registered Trademark- Birthday Party-Registered Trademark- Bouquet
                                   FTD-Registered Trademark- Winnie The Pooh-Registered Trademark- Bouquets  (licensed)
                                   FTD-Registered Trademark- M&M's-Registered Trademark- Character Bouquets  (licensed)
                                   FTD-Registered Trademark- Mickey Mouse-Registered Trademark- Bouquets  (licensed)

  Traditional Floral Arrangements  Roses and other mixed flower bouquets                      $29.99 to over $200.00

  Specialty Gifts                  Hickory Farms-Registered Trademark- Products               $17.99 to over $200.00
                                   NFL-Registered Trademark- , MLB-Registered Trademark-,
                                   NASCAR-Registered Trademark- and
                                   NCAA-Registered Trademark- Gift Baskets
                                   Crabtree & Evelyn-Registered Trademark- Products
                                   Build-A-Bear Workshop-TM- Teddy Bears
                                   Blooming Cookies-TM-
                                   Oneophilia Wine Accessories

         FTD BRANDED PRODUCTS. Each year, FTD designs floral and specialty gift products for significant occasions, such as birthdays, anniversaries and major holidays, including the most popular floral holidays of Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas. The Company typically offers approximately 15 special occasion products at any one time. FTD also seeks to enter into licensing arrangements with other popular consumer brands with the goal of developing new and innovative products. In this regard, FTDI has developed relationships with companies that have well-recognized brand names, such as The Walt Disney Company and M&M/Mars, Inc. The Company typically offers four to six products in this category throughout the year and frequently introduces new products for specific holidays.

         TRADITIONAL FLORAL ARRANGEMENTS. Consumers can also purchase traditional floral arrangements, such as roses and mixed flower bouquets. The Company typically offers over 400 products in this category throughout the year.

         SPECIALTY GIFTS. The Company also offers specialty gift products in key categories such as plush toys, gourmet gift baskets, bath and beauty products, garden products and stuffed animals. Included in these specialty gifts are products from leading brands, such as Hickory Farms-Registered Trademark- , NFL-Registered Trademark- , MLB-Registered Trademark-, NASCAR-Registered Trademark- and Crabtree & Evelyn-Registered Trademark- . The Company offers over 600 products in this category throughout the year. These products are shipped directly from the vendor's manufacturing facilities or a third party distributor to the consumer.

TRANSACTION EXECUTION

         The execution of an order consists of the following steps:

         ORDER PLACEMENT

         - INTERNET ORDERS - Once a customer has selected a product, the Web site prompts the customer to enter a credit card number and provide other relevant information, including the address of the recipient and any special delivery instructions. This information is then transmitted over the Internet to the servers that process the orders, including florist selection, and communicate with the Mercury Network, which is a scalable, redundant network that transmits orders and facilitates communication with and among FTD florists, manufacturers and third party distributors. With respect to the Mercury Network, the term "redundant network" means that several checks and balances exist to ensure that a customer's order is processed in a timely manner. The Mercury Network is owned by FTDI.

         - TELEPHONE ORDERS - A sales representative collects the relevant order and credit card payment information. This information is then transmitted to the servers that process the orders and communicate with the Mercury Network, as described above.

         ORDER FULFILLMENT

         - ORDERS FULFILLED BY FLORISTS - Orders are routed, via the Mercury Network, to the selected fulfilling florist. The fulfilling florist fills the order by delivering the floral order directly to the recipient.

         - ORDERS FULFILLED BY MANUFACTURERS OR THIRD PARTY DISTRIBUTORS - Orders are routed via the Mercury Network or another predetermined method to the manufacturer or third party distributor. The manufacturer or third party distributor of the specialty gift order then sends the specialty gift order to the recipient through an express delivery service such as United Parcel Service or Federal Express. These items typically arrive in one to two business days depending on the delivery method chosen by the customer.

TRANSACTION ECONOMICS

         Orders placed through the Company's Web site or 1-800-SEND-FTD typically are paid for using a credit card. Generally, when a customer makes a purchase that will be fulfilled by an FTD florist, the Company processes the order, charges the customer's credit card and transmits the order to the Mercury Network, which is owned by FTDI. The Mercury Network then transmits the order to the fulfilling florist. The Company recognizes 100% of the order value as revenue and recognizes the associated costs for fulfillment and processing services when an order is fulfilled. Processing services costs primarily consist of fees due to FTDI for processing services and amounts due to the third party call center that processes orders through the Company's toll-free telephone number. In addition, the Company charges the customer a service fee of $6.99 for floral orders placed through the Web site and $9.99 for floral orders placed through 1-800-SEND-FTD, prior to any promotional discounts. Additionally, a commission of $5.00 is paid to the Company by FTDI for each floral order that is cleared through the FTD Clearinghouse. Orders that are not fulfilled by an FTD florist, such as holiday gift baskets, are fulfilled by a manufacturer or third party distributor based on a pre-negotiated price. The Company charges the customer shipping and handling fees for these specialty gift product orders. Amounts charged to customers for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of fulfillment and processing services. The Company does not receive a commission from FTDI for these orders.

COMPETITION

         The consumer markets for flowers and specialty gifts are highly competitive and highly fragmented. The number of e-commerce Web sites competing for consumers' attention has increased rapidly during the past several years. The Company competes with marketers of flowers and specialty gifts who sell through various channels, including retail stores, the Internet, the telephone and catalogs. The primary competitive factors in the floral and specialty gift markets are brand recognition, trust in the brand, Web site content and ease of use, price of products and services, fulfillment capabilities, customer services and reliability. The Company's principal competitor is 1-800-FLOWERS.COM, Inc.

COMPETITIVE STRENGTHS

         The Company benefits from the ability to utilize the FTD brand. The Company believes its URL, WWW.FTD.COM, is commercially attractive and easy to access.

         The Company believes the fulfilling florist network and its quality control standards are significant competitive strengths. Through a network of independent FTD florists, who fill the majority of the Company's orders, the Company can provide same-day delivery of flowers to nearly 100% of the U.S. population for orders received by 1:00 p.m. in the recipient's time zone. To fulfill the customers' orders, florists must adhere to FTD.COM's quality and service standards, including FTD.COM's 100% satisfaction guarantee. Fulfilling florists are monitored by the Company through the use of random test orders. Additionally, the Company continuously monitors customer feedback to ensure customer satisfaction. Customer service is provided through the Company's call centers as well as online.

         The Company believes the technologies integrated in the Company's Web site aid the Company's ability to retain and analyze customer sales and Web site activity. The Web site provides customers with a fast and convenient way to shop. It also enables customers to obtain detailed information about products and to be personally reminded of upcoming purchasing occasions.

SEASONALITY

         The Company's revenues and operating results may vary from quarter to quarter due to seasonality factors. For example, revenues and operating results tend to be lower for the quarters ending September 30 because none of the most popular floral holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, fall within that quarter. In addition, depending on the year, the popular floral holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June
30. As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding fiscal year may be of limited relevance in evaluating the Company's historical financial performance and predicting the Company's future performance.

MARKETING AND PROMOTION

         To date, the Company has deployed an integrated marketing campaign utilizing a mix of offline, online and direct marketing strategies to market its product and services and to acquire new customers and retain existing customers. The Company also has conducted marketing campaigns targeting the customers within the Company's proprietary database. These campaigns include e-mail marketing, printed catalogs and other direct mail pieces. In fiscal year 2001, the Company intends to reduce its marketing and promotions expenditures with a marketing campaign more focused on the retention of existing customers.

         OFFLINE ADVERTISING. The Company and FTDI utilize a wide range of offline advertising vehicles to promote the FTD brand and the Mercury Man logo. These include broadcast and cable television, newspaper print, magazine print, radio and outdoor advertising.

         ONLINE ADVERTISING. The Company primarily places online advertisements and links on high traffic shopping and search-oriented Web sites. The Company has established an advertising presence on several high-traffic Web sites, including Yahoo!, MSN.com and Egreetings.com.

         DIRECT MARKETING/AFFINITY PROGRAMS. Through an aggressive direct marketing campaign, the Company has developed relationships with many companies that have large consumer databases, including United Airlines Mileage Plus, Netcentives and credit card issuers, such as American Express and Discover. The Company utilizes statement inserts, e-mail and online placements to market to these consumers and offers discounts, mileage awards and point awards for purchases.

         CUSTOMER LOYALTY MARKETING. The Company uses its extensive database of customer information to enhance its customer retention efforts. For example, Internet customers can establish an account that stores an address book, occasion reminders and billing information and review previous purchases. The Company utilizes printed catalogs, e-mail and other direct marketing pieces to market to these consumers.

 TECHNOLOGY AND SYSTEMS

         The Company's Internet technology utilizes FTDI's systems and technology licensed from outside third parties, enabling the Company to offer its customers a convenient and user-friendly online shopping experience. The overall mix of technologies and applications utilized by the Company allows for supporting a scalable and secure e-commerce environment.

         The Company uses server technology in a fully redundant configuration to power its Web site. The hosting location has the ability to handle increases in usage levels by utilizing data communication links that can add capacity in excess of historical usage levels. The hosting of the Company's Web site is performed by a third party vendor under an operating service agreement. The terms of the operating service agreement provide for variable payments, which are based on the number of completed orders, and has a one-year term expiring December 31, 2000, with mutual renewal options.

         The Company's order processing and management system primarily is supported by fully redundant processors, which FTDI owns. The term "redundant processors" means there are back-up servers that remain idle or run non-critical tasks when the system is working properly. If one of the primary processors goes down, then a back-up processor will start-up and begin to handle customer transactions. These processors accept and validate floral and non-floral orders, assess product availability, handle credit card transaction processing and automated customer communications and facilitate florist selection. The processors then communicate the order to the florist, third party distributor or manufacturer via the Mercury Network or another predetermined method. If the order is sent via the Mercury Network, the network automatically routes the order to the selected florist. The connection at the florist's shop either electronically accepts the order, rejects the order or does not respond. If no electronic response occurs, then one of the Company's customer service representatives calls to alert the selected florist of the problem. If the florist cannot immediately rectify the problem, the order is automatically, electronically routed to another suitable florist.

         Orders generated through 1-800-SEND-FTD are processed by call centers operated by APAC TeleServices, Inc. and, to a lesser degree, by internal operations. Having access to both an in-house and an independent call center provides the Company with the flexibility to allocate calls during peak hours and facilitate call center expansion capabilities during the holiday periods without additional capital expenditures.

CUSTOMER SERVICE

         The Company operates an internal customer service center and outsources part of the customer service function to APAC TeleServices, Inc., which provides problem resolution services. Customer service personnel are responsible for handling customer's general inquiries, order process questions and order, shipment and payment status inquiries. In addition, the Company licenses software that enables it to provide online, automated customer service support, thereby reducing customer service costs.

INTELLECTUAL PROPERTY

         Much of the Company's intellectual property is licensed from third parties, principally FTDI. These license arrangements include the Trademark License Agreement with FTDI, pursuant to which the Company licenses the right to use the FTD name, including the use of the FTD trademark and associated logos, as part of the Internet domain name and the toll-free telephone number. In addition, a substantial portion of the technology incorporated into the Web site is based on technology licensed from the Company's third party Web site developer, including the database and Internet server software and the associated source code. To protect the Company's intellectual property rights, the Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, contractual provisions and agreements with employees, customers, strategic partners and others. Additionally, the Company depends on the third party owners of the intellectual property rights licensed to protect those rights.

EMPLOYEES

         The Company employed 88 people as of July 31, 2000. In addition, various employees of FTDI provide services to the Company pursuant to an intercompany services agreement with FTDI. None of the employees is represented by a union, and the Company considers relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal offices are located at 3113 Woodcreek Drive, Downers Grove, Illinois 60515, and have historically been shared with FTDI, which owns the property. The Company uses a portion of this property under a space-sharing arrangement with FTDI. The Company does not own any real estate.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings that management believes would adversely affect the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2000.

ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT


    NAME                               AGE         POSITION
    -------------------------------------------------------------------------------------------
    Richard C. Perry                   45       Chairman of the Board
    Michael J. Soenen                  30       President, Chief Executive Officer and Director
    Frederick K. Johnson               53       Chief Information Officer
    William J. Van Cleave              36       Vice President - Marketing
    Carrie A. Wolfe                    30       Vice President - Finance and Accounting

         RICHARD C. PERRY is the President and Managing Member of Perry Capital LLC, founded in 1998, and the President of Perry Corp., both of which are private money management firms. He founded Perry Corp. in 1988. Mr. Perry had been an Adjunct Associate Professor at New York University's Stern School of Business. Mr. Perry is also a director of FTDI, IOS BRANDS Corporation, Radio & Records, Inc. and Uniplast Industries Co. and a trustee of the Allen Stevenson School and the National Advisory Board of Facing History and Ourselves. Mr. Perry received a B.S. from the Wharton School of the University of Pennsylvania in 1977 and an M.B.A. from New York University's Stern School of Business in 1980.

         MICHAEL J. SOENEN is the President and Chief Executive Officer and a director of FTD.COM. He was Vice President -Marketing of FTDI prior to joining FTD.COM in May 1999. From January 1997 until August 1998, he was Director of Sales Promotion for FTDI. Mr. Soenen was an associate at Perry Corp. from August 1996 to December 1996. From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers, Inc., an investment banking firm. Mr. Soenen received a B.A. from Kalamazoo College in 1992.

         FREDERICK K. JOHNSON is the Chief Information Officer of FTD.COM. He was Executive Vice President - Technology of FTDI from July 1997 to September 1999, when he joined FTD.COM. Prior to that time, Mr. Johnson was Senior Vice President-MIS for Fabri-Centers of America, Inc., a retail chain of fabric and craft stores that is now known as Jo-Ann Stores, Inc., for more than five years. Mr. Johnson received a B.S. from Case Institute of Technology in 1969 and an M.B.A. from Case Western Reserve University in 1977.

         WILLIAM J. VAN CLEAVE is Vice President - Marketing of FTD.COM. Prior to joining the Company in August 1999, he was the Marketing Director of americangreetings.com, the Internet marketing division of American Greetings Corporation, from November 1995 to July 1999. American Greetings Corporation designs, manufactures and sells seasonal greeting cards and other social expression products. From August 1990 to October 1995, Mr. Van Cleave served in various other capacities at American Greetings Corporation. Mr. Van Cleave received a B.S. from Miami University in 1986 and an M.B.A. from Case Western Reserve University in 1990.

         CARRIE A. WOLFE has served as Vice President - Finance and Accounting of FTD.COM since July 2000. She previously served as Controller of FTD.COM. Prior to joining the Company in November 1999, she was Director of Finance and Director of Financial Reporting, as well as serving in various other capacities, at Whitman Corporation, a producer and distributor of Pepsi-Cola brand products and a variety of other non-alcoholic beverage products, from October 1995 to November 1999. From June 1992 to September 1995, Ms. Wolfe worked in the auditing group at Price Waterhouse, an independent public accounting firm. Ms. Wolfe received her Bachelor of Accountancy from the University of Illinois in 1992 and is a Certified Public Accountant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A common stock is quoted on the NASDAQ National Market under the symbol "EFTD." There currently is no public market for the Company's Class B common stock, all outstanding shares of which are held by FTDI. The holders of Class A common stock have voting rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible into shares of Class A common stock on a one-for-one basis at the option of the holder and automatically converts into shares of Class A common stock on a one-for-one basis upon any transfer to a person other than FTDI or certain of its affiliates or successors or a strategic partner.

         The table below sets forth the high and low sales prices as reported on the NASDAQ National Market for FTD.COM Class A common stock for each quarterly period of fiscal year 2000, beginning with September 29, 1999, the first day on which the Class A common stock was publicly traded. The Company has never paid any cash dividends on its capital stock and intends to retain all of its earnings to finance its operations. The Company may incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends.


-----------------------------------------------------------------------------------
                                                            High            Low
-----------------------------------------------------------------------------------
2000:
-----------------------------------------------------------------------------------
1st quarter  (September 29 and September 30)             $ 12.5625        $ 7.8750
-----------------------------------------------------------------------------------
2nd quarter                                               $ 8.8750        $ 4.5000
-----------------------------------------------------------------------------------
3rd quarter                                               $ 6.0625        $ 2.8750
-----------------------------------------------------------------------------------
4th quarter                                               $ 3.5000        $ 1.7500
-----------------------------------------------------------------------------------

         There were 45 stockholders of record at July 31, 2000, excluding beneficial owners of shares registered in nominee or street name.

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

         The IPO resulted in gross proceeds of approximately $40.0 million, of which approximately $2.8 million was applied to the underwriting discount and approximately $2.0 million was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $35.2 million.

         The Company did not make, in connection with the offering and sale of the Class A common stock, any direct or indirect payments to directors or officers of the Company or, to the Company's knowledge, their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

         From the date of the closing of the IPO through June 30, 2000, the Company has utilized the proceeds as follows:

- $26.4 million to fund advertising, promotion and other marketing activities; and
- $3.7 million for capital expenditures, including technology and physical infrastructure.

Unused proceeds of the offering are currently invested in a highly liquid portfolio of U.S. government securities.

         As of June 30, 2000, the Company has commitments for future expenditures for a portion of the remaining net proceeds of the IPO related to Internet distribution agreements. The Company has not made any other specific expenditure plans with respect to the remaining proceeds of this offering. While the Company cannot specify with certainty the particular uses for such proceeds, the Company currently intends to use the remaining proceeds over time:

- to fund additional advertising, promotion and other marketing activities;
-        to enhance its infrastructure;
-        to enter into strategic relationships;
-        to expand its product offerings; and
-        to fund other general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

         FTD.COM was incorporated in May 1999 to own and operate the Internet and telephone floral and specialty gift business of FTDI. The telephone business was previously operated by FTD Direct Access, Inc., a wholly-owned subsidiary of Florists' Transworld Delivery Association, which was acquired by IOS on December 18, 1994. FTD Direct Access, Inc., continued to operate this business as a wholly-owned subsidiary of FTDI until May 31, 1995 when FTD Direct Access, Inc. was dissolved and the results of its operations and its financial position were subsequently accounted for as the consumer floral order business unit of FTDI.

         The following table sets forth selected historical data for the 1996 through 1999 fiscal years for FTDI's consumer floral order business unit and for the 2000 fiscal year for FTD.COM. Although FTD.COM was not formed as a subsidiary until May 1999, the financial statements present the operations of the businesses owned and operated by FTD.COM as if it had been a separate entity since July 1, 1995. The financial data is qualified by reference to, and should be read in conjunction with, FTD.COM's financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.


                                                                            Year ended June 30,
                                                ----------------------------------------------------------------------------
                                                   2000             1999            1998            1997           1996
                                                ------------    -------------    ------------   -------------   ------------
                                                                   (in thousands, except per share data)
STATEMENT OF OPERATIONS:
Order revenues and service fees, net of
  discounts                                        $ 87,586         $ 45,212        $ 30,423        $ 26,230       $ 18,490
Commissions from FTDI                                 7,245            4,148              --              --             --
Other, principally from FTDI                          3,374              258             240              25             51
                                                ------------    -------------    ------------   -------------   ------------
          Total revenues                             98,205           49,618          30,663          26,255         18,541
Fulfillment and processing services                  69,925           38,848          26,324          22,283         15,431
                                                ------------    -------------    ------------   -------------   ------------
Gross profit                                         28,280           10,770           4,339           3,972          3,110

Operating expenses:
     Marketing and promotion                         42,901 (a)       11,991           5,995           4,864          4,188
     Technology development                          11,840 (b)        2,156           1,420           1,546          1,251
     General and administrative                       9,750            4,983           3,239           3,267          2,955
                                                ------------    -------------    ------------   -------------   ------------
          Total operating expenses                   64,491           19,130          10,654           9,677          8,394
                                                ------------    -------------    ------------   -------------   ------------

Loss from operations                                (36,211)          (8,360)         (6,315)         (5,705)        (5,284)
Interest income/(expense)                             1,609             (142)           (177)           (267)          (226)
                                                ------------    -------------    ------------   -------------   ------------

Loss before income taxes                            (34,602)          (8,502)         (6,492)         (5,972)        (5,510)
Income tax benefit                                       --            3,055           2,597           2,389          2,204
                                                ------------    -------------    ------------   -------------   ------------

Net loss                                            (34,602)          (5,447)         (3,895)         (3,583)        (3,306)
Dividends on preferred stock                             --               74              --              --             --
                                                ------------    -------------    ------------   -------------   ------------
Net loss available to common stockholders        $  (34,602)        $ (5,521)       $ (3,895)       $ (3,583)      $ (3,306)
                                                ============    =============    ============   =============   ============

Basic and diluted net loss per share             $    (0.75)        $  (0.13)
                                                ============    =============
Weighted average basic and diluted
        common shares outstanding                    45,879           40,920 (c)
                                                ============    =============

SELECTED STATEMENT OF OPERATIONS PERCENTAGES:
Total revenues                                        100.0%           100.0%          100.0%          100.0%         100.0%
Gross profit                                           28.8             21.7            14.2            15.1            16.8
Marketing and promotion                                43.7             24.2            19.6            18.5            22.6
Technology and development                             12.1              4.3             4.6             5.9             6.7
General and administrative                              9.9             10.0            10.6            12.4            15.9

BALANCE SHEET DATA:                                                                                             (UNAUDITED)
Total assets                                       $ 19,219         $ 11,422        $  2,212         $   247        $   148
Total liabilities                                    10,447           12,327           2,363           2,265          1,719
Stockholders' equity (deficit)                        8,772             (905)           (151)         (2,018)        (1,571)

(a) In the fourth quarter of fiscal 2000, the Company terminated one of its Internet portal distribution agreements. In conjunction with this termination, the Company recorded a $2.3 million one-time charge, reflected in marketing and promotion expenses.

(b) In the fourth quarter of fiscal 2000, the Company recorded a one-time non-cash $4.4 million charge, reflected in technology development expenses, associated with the write-off of development work related to a new version of its Web site.

(c) The 1999 pro forma weighted average basic and diluted common shares outstanding consist of 40,920,000 shares of common stock issued in conjunction with the incorporation of the Company on May 19, 1999, retroactively adjusted to reflect the 12-for-1 split of the FTD.COM Class B common stock discussed in Note 5 of the notes to the financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion should be read in conjunction with the financial statements and the notes to those statements that appear elsewhere in this Form 10-K. The following discussion contains forward-looking statements that reflect the Company's plans, estimates and beliefs. The Company's actual results could differ from those discussed in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed in Item 1 of this Form 10-K under the caption "Forward-looking statements" and elsewhere in this Form 10-K.

OVERVIEW

       FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the WWW.FTD.COM Web site in 1994. The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population. The Company is a majority-owned subsidiary of FTDI. FTDI is a wholly-owned subsidiary of IOS, formerly known as FTD Corporation. In connection with the Company's formation in May 1999, FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business in exchange for consideration consisting of shares of the Company's Class B common stock.

       The financial statements for fiscal years prior to the fiscal year ended June 30, 2000 have been prepared as if the Company operated as a stand-alone entity since the inception of its business. The financial information prior to the fiscal year ended June 30, 2000 may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the financial position, result of operations or cash flows of the Company would have been if it had been a separate, stand-alone, publicly-held corporation during the periods presented.

       In view of the rapidly changing nature of the Company's business, the limited operating history and the seasonality of the business, the Company believes that comparisons of operating results for any period with those of the preceding period or the same period of the preceding year are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. This fluctuation is primarily attributable to increased sales and advertising expenditures during the popular floral holiday seasons in the fiscal quarters ending March 31, June 30 and December 31.

       Product inventory is maintained by the Company's fulfilling florists and other third party manufacturers or distributors. As a result, the Company offers a large selection of merchandise without the investment in inventory, the ongoing expense related to the management of that inventory or the risk of product obsolescence or spoilage.

       Orders placed through the Company's Web site or 1-800-SEND-FTD typically are paid for using a credit card. Generally, when a customer makes a purchase that will be fulfilled by an FTD florist, the Company processes the order, charges the customer's credit card and transmits the order to the Mercury Network, which is owned by FTDI. The Mercury Network then transmits the order to the fulfilling florist. The Company recognizes 100% of the order value as revenue and recognizes the associated costs for fulfillment and processing services when the order is fulfilled. Processing services costs primarily consist of fees due to FTDI for processing services and amounts due to the third party call center that processes orders through the Company's toll-free telephone number. In addition, the Company charges the customer a service fee for all floral orders. The service fee for floral orders placed over the Internet is $6.99 and the service fee for floral orders placed over the telephone is $9.99, prior to any promotional discounts. Orders that are not fulfilled by an FTD florist, such as holiday gift baskets, are fulfilled by a manufacturer or third party distributor based on a pre-negotiated price. The Company charges the customer shipping and handling fees for these specialty gift product orders. Amounts charged to the customer for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of fulfillment and processing services. Order revenues and service fees are reported net of discounts.

       Commission revenues represent a $5.00 commission paid to the Company by FTDI for each floral order that the Company clears through the FTD Clearinghouse, pursuant to an incentive program in effect from July 1998 through September 1999 and a commission agreement in effect since October 1999, which expires on June 30, 2002. FTDI is under no obligation to pay these commissions once the agreement expires.

       Marketing and promotion expenses primarily consist of costs related to a marketing campaign utilizing a mix of offline, online and direct marketing strategies to market the Company's product and services and to acquire new customers and retain existing customers. Marketing and promotion expenses are charged to expense as incurred and consist of allocations from FTDI in fiscal years 1999 and 1998. Pursuant to the Intercompany Services Agreement, effective as of June 1, 1999, FTDI no longer charges any of its marketing and promotion costs to the Company. In fiscal year 2001, the Company intends to reduce its marketing and promotions expenditures with a marketing campaign more focused on the retention of existing customers.

       Technology development expenses consist of hosting fees, non-capitalizable costs related to Web site development and, more significantly in relation to total technology development expenses in fiscal years prior to fiscal 2000, allocated technology costs from FTDI related to shared systems and personnel.

       General and administrative expenses primarily consist of direct corporate expenses; customer service costs; royalty expenses paid to FTDI pursuant to the Trademark Licensing Agreement; and amounts charged to the Company in connection with services provided to the Company by FTDI related to the utilization of resources, including executive, accounting and administrative personnel, space and equipment rental, facilities expenses, recruiting expenses, professional fees and other corporate expenses, pursuant to the Intercompany Services Agreement.

       Interest expense for periods prior to fiscal 2000 was allocated using FTDI's weighted average interest rate applied to average stockholder's deficit which represented FTDI's cumulative funding of the Company's cash requirements and results of operations until the date of incorporation.

       Cumulative taxes since the acquisition of FTDA by IOS through the Company's incorporation on May 19, 1999 have been settled through stockholder's net deficit. For periods subsequent to the Company's incorporation, taxes are recognized pursuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company will pay its tax liability computed as if it were filing a separate return. Under that agreement, IOS will refund any tax benefits attributable to the Company, provided that the Company would have realized the benefits had the Company filed its own Federal income tax return. At June 30, 2000, there were no tax-related amounts due to or from IOS.

RESULTS OF OPERATIONS - YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED
                        JUNE 30, 1999

TOTAL REVENUES


                                                                 Year ended June 30,
                                                              ----------------------------
                                                                 2000            1999        % Change
                                                              ------------    ------------ -----------
                                                                    (in thousands)
  Order revenues and service fees, net of discounts           $  87,586       $  45,212         94%
  Commissions from FTDI                                           7,245           4,148         75%
  Other, principally from FTDI                                    3,374             258        N/A
                                                              ---------       ---------
  Total revenues                                              $  98,205       $  49,618         98%
                                                              =========       =========


       Total revenues increased $48.6 million, or 98%, for the fiscal year ended June 30, 2000 compared to the prior fiscal year. The increase was primarily attributable to increases in order volume and average order value.

       Order revenues and service fees, net of discounts, increased $42.4 million, or 94%, for the fiscal year ended June 30, 2000 compared to the prior fiscal year. Total order volume was 1,557,649 for the fiscal year ended June 30, 2000, representing an 82% increase over the prior fiscal year order volume of 856,761. The increase was primarily a result of an increase in Internet orders of 160% over the prior fiscal year, partially offset by a decrease in telephone orders. Internet orders were 76% of total orders for the fiscal year ended June 30, 2000 compared to 53% for the prior fiscal year. Average order value increased 7% for the fiscal year ended June 30, 2000 to $56.23 per order from $52.77 per order in the prior fiscal year.

       Commission revenues increased $3.1 million, or 75%, for the fiscal year ended June 30, 2000 compared to the prior fiscal year. The increase in commission revenues paid by FTDI to the Company was due to the increase in order volume. Pursuant to an incentive program in effect from July 1998 through September 1999 and a commission agreement in effect since October 1999, FTDI pays the Company a $5.00 commission on every floral order that the Company clears through the FTD Clearinghouse. Commission revenues represented 7% and 8% of total revenues for the fiscal years ended June 30, 2000 and 1999, respectively.

       Other revenues increased $3.1 million for the fiscal year ended June 30, 2000 compared to the prior fiscal year. Other revenues consist primarily of fees paid by FTDI to the Company, effective July 1, 1999, relating to the hosting of florists' Web sites through the WWW.FTD.COM Web site.

COST OF FULFILLMENT AND PROCESSING SERVICES


                                                                 Year ended June 30,
                                                              --------------------------
                                                                 2000           1999        % Change
                                                              ------------    ----------    --------------
                                                                   (in thousands)
    Fulfillment and processing services                       $  69,925       $  38,848          80%


       Cost of fulfillment and processing services increased $31.1 million, or 80%, for the fiscal year ended June 30, 2000 compared to the prior fiscal year. The increase in fulfillment services costs was primarily due to increases in order volume and average order value offset by a change in the amount paid to fulfilling florists. Gross profit margins increased to 29% for the fiscal year ended June 30, 2000 compared to 22% for the prior fiscal year. The increase in the gross margin percentage is primarily due to an increase in other revenues, which have no directly associated costs, and a change in the amount paid per order to fulfilling florists. Effective June 30, 1999, the amount paid to florists was changed to bring the Company in line with industry standards.

MARKETING AND PROMOTIONS


                                                                 Year ended June 30,
                                                              --------------------------
                                                                 2000           1999        % Change
                                                              ------------    ----------    --------------
                                                                   (in thousands)
Marketing and promotions                                      $  42,901       $  11,991         258%

       Excluding a $2.3 million one-time charge, marketing and promotion expenses increased $28.6 million for the fiscal year ended June 30, 2000 compared to the prior fiscal year. The increase was primarily due to an increase in offline and online advertising expenses focused on customer acquisition. The $2.3 million one-time charge recorded in the fourth quarter of the fiscal year ended June 30, 2000 was related to the termination of one of the Company's Internet portal distribution agreements. In connection with marketing and promotional spending, the total customer base (defined as all persons who have purchased at least once through the WWW.FTD.COM Web site or the 1-800-SEND-FTD telephone number) increased by 66%, or 964,071 customers, to 2,429,533 customers as of June 30, 2000 from 1,465,462 customers as of June 30, 1999.

TECHNOLOGY DEVELOPMENT


                                                                 Year ended June 30,
                                                              --------------------------
                                                                 2000           1999        % Change
                                                              ------------    ----------    --------------
                                                                   (in thousands)
Technology development                                        $  11,840       $  2,156          449%

         Excluding a $4.4 million one-time charge, technology development expenses increased $5.2 million for the fiscal year ended June 30, 2000 compared to the prior fiscal year. The increase was primarily related to increased costs associated with the hosting of the Company's Web site due to increased order volume and non-capitalizable costs related to the new version of the Company's Web site. The $4.4 million one-time charge recorded in the fourth quarter of the fiscal year ended June 30, 2000 was associated with the write-off of development work related to a new version of the Company's Web site.

GENERAL AND ADMINISTRATIVE


                                                                 Year ended June 30,
                                                              --------------------------
                                                                 2000           1999        % Change
                                                              ------------    ----------    ----------
                                                                   (in thousands)
General and administrative                                    $  9,750        $  4,983           96%

         General and administrative expenses increased $4.8 million, or 96%, for the fiscal year ended June 30, 2000 compared to the prior fiscal year. The increase was primarily due to increased expenses related to the hiring of additional employees in the executive, administrative and business development areas. Additionally, customer service costs and royalty expenses increased due to the 82% growth in order volume for the fiscal year ended June 30, 2000 compared to the prior fiscal year.

RESULTS OF OPERATIONS - YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED
                        JUNE 30, 1998

TOTAL REVENUES


                                                        Year ended June 30,
                                                        ------------------
                                                           1999      1998     % Change
                                                        ---------   ------    --------
                                                          (in thousands)
Order revenues and service fees, net of discounts       $ 45,212    $ 30,423      49%
Commissions from FTDI                                      4,148          --      --
Other, principally from FTDI                                 258         240       8%
                                                        --------    --------
Total revenues                                          $ 49,618    $ 30,663      62%
                                                        ========    ========

         Total revenues increased $18.9 million, or 62%, for the fiscal year ended June 30, 1999 compared to the prior fiscal year. The increase in total revenues was attributable to an increase in the number of orders, as well as an increase in the average order value.

         Order revenues and service fees, net of discounts, increased $14.8 million, or 49%, for the fiscal year ended June 30, 1999 compared to the prior fiscal year. The increase from the prior year was primarily the result of an increase in Internet order volume, as well as an increase in average order value and service fees. During the fiscal year ended June 30, 1999, 47% of order revenues and service fees were generated by telephone orders and 53% by Internet orders compared to 67% by telephone orders and 33% by Internet orders for the prior fiscal year.

         Commission revenues were $4.1 million for the fiscal year ended June 30, 1999. The Company did not generate commission revenues during the fiscal year ended June 30, 1998. The increase from the prior year was the result of the commencement of an incentive program effective July 1998 pursuant to which FTDI pays FTD.COM for all floral orders cleared through the FTD Clearinghouse. Commission revenues were 8% of total revenues for the fiscal year ended June 30, 1999.

         Other revenues increased $18,000, or 8%, for the fiscal year ended June 30, 1999 compared to the prior fiscal year. Other revenues were less than 1% of total revenues for the fiscal years ended June 30, 1999 and 1998.

COST OF FULFILLMENT AND PROCESSING SERVICES


                                                                 Year ended June 30,
                                                              ---------------------------
                                                                 1999            1998         % Change
                                                              ------------    -----------     ------------
                                                                    (in thousands)
Fulfillment and processing services                           $  38,848       $  26,324           48%

         Cost of fulfillment and processing services increased $12.5 million, or 48%, for the fiscal year ended June 30, 1999 compared to the prior fiscal year. The increase from the prior fiscal year was the result of increased order volume, which was primarily attributable to the increase in Internet sales discussed above. As a percentage of total revenues, cost of fulfillment and processing services decreased to 78% for the fiscal year ended June 30, 1999 from 86% for the prior fiscal year. The decrease was principally due to the increase in commission revenues for the fiscal year ended June 30, 1999. In addition, the Company realized cost reductions that resulted from improvements in order processing operations.

MARKETING AND PROMOTIONS


                                                                 Year ended June 30,
                                                              ---------------------------
                                                                 1999            1998         % Change
                                                              ------------    -----------     ------------
                                                                    (in thousands)
Marketing and promotions                                      $  11,991       $  5,995           100%

         Marketing and promotion expenses increased $6.0 million, or 100%, for the fiscal year ended June 30, 1999 compared to the prior fiscal year. The increase was primarily due to an increase in Internet advertising, promotion and customer acquisition marketing.

TECHNOLOGY DEVELOPMENT


                                                                 Year ended June 30,
                                                              --------------------------
                                                                 1999           1998        % Change
                                                              ------------    ----------    --------------
                                                                   (in thousands)
Technology development                                        $  2,156        $  1,420           52%

         Technology development expenses increased $0.8 million, or 52%, for the fiscal year ended June 30, 1999 compared to the prior fiscal year. The increase was primarily due to costs related to Web site maintenance and enhancements which were required to enable the Web site to handle the increased volume as well as to improve the speed of order processing.

GENERAL AND ADMINISTRATIVE


                                                                 Year ended June 30,
                                                              --------------------------
                                                                 1999           1998        % Change
                                                              ------------    ----------    --------------
                                                                   (in thousands)
General and administrative                                    $  4,983        $  3,239           54%

         General and administrative expenses increased $1.8 million, or 54%, for the fiscal year ended June 30, 1999 compared to the prior fiscal year. The increase was primarily due to increased expenses required to handle the growth in Internet sales.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash and cash equivalents of $18.0 million, compared to $8.2 million at June 30, 1999. The Company's liquidity requirements consist primarily of working capital needs, including marketing and promotion expenses, and capital expenditures for software development costs. For the fiscal year ended June 30, 2000, the Company made capital expeditures of $3.7 million related to software development costs, of which $3.5 million was written-off as part of the $4.4 million one-time charge associated with the development work related to a new version of the Company's Web site. The Company did not make any capital expenditures for the fiscal year ended June 30, 1999. The Company has future commitments of $1.1 million related to Internet distribution agreements, as described in Note 3 of the notes to the financial statements.

         Net cash used in operating activities was $22.1 million and $4.5 million for the fiscal years ended June 30, 2000 and 1999, respectively. Net operating cash uses were primarily attributable to net losses which were partially offset by increases in accounts payable.

         Net cash used in investing activities was $3.7 million for the fiscal year ended June 30, 2000. The cash used in investing activities consisted of software development costs which were capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and EITF 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. Subsequent to capitalization, $3.5 million of the capitalized assets were written-off as part of the $4.4 million one-time charge in the fourth quarter of fiscal 2000, associated with the development work related to a new version of the Company's Web site.

       Net cash provided by financing activities was $35.6 million and $12.7 million for the fiscal years ended June 30, 2000 and 1999, respectively. The cash provided by financing activities for the fiscal year ended June 30, 2000 was the result of the net proceeds from the Company's initial public offering, including amounts attributable to the exercise of the underwriters' over-allotment option. During the fiscal year ended June 30, 1999, cash provided by financing activities reflects contributions from FTDI and proceeds from the issuance of Series A preferred stock offset by expenditures for deferred offering expenses associated with the Company's IPO.

       In fiscal year 2001, the Company intends to reduce its marketing and promotions expenditures with a marketing campaign more focused on the retention of existing customers. Additionally, the Company plans to continue to invest in expanding its product offerings and improving its Web site and the infrastructure supporting customer service. The scope of these programs and investments is expected to be affected in the near term by the amount of future cash flows from operations. The Company believes that its existing cash and future cash flows from operations will be sufficient to meet its liquidity needs through June 30, 2001. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company's liquidity requirements or cause the Company to seek to issue additional equity securities or debt financing alternatives. Beyond June 30, 2001, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs to raise additional capital, the Company may seek to issue additional equity or obtain debt financing from third party sources or FTDI. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company's operations. There can be no assurance that any of these financing alternatives, including obtaining additional capital from FTDI, will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company's business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. The Company currently records revenue in accordance with SAB 101.

       In July 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. EITF 00-10 addresses the income statement classification of amounts billed to a customer for shipping and handling costs as well as the classification of amounts incurred for shipping and handling costs. EITF 00-10 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. The Company currently classifies its shipping and handling revenues and costs in accordance with EITF 00-10.

       In May 2000, the EITF issued EITF 00-14, ACCOUNTING FOR CERTAIN SALES INCENTIVES. EITF 00-14 addresses the recognition, measurement, and income statement classification of sales incentives offered by a vendor that can be used in a single exchange transaction. EITF 00-14 is effective for fiscal quarters beginning after December 15, 1999. The Company does not expect the adoption of EITF 00-14 will have a material effect on its results of operations.

       Financial Accounting Standards Board Interpretation No. 44 (FIN No.
44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of Accounting Principles Board Opinion No. 25, is effective for financial statements beginning after July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not expect the adoption of FIN No. 44 will have a material effect on its results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2000, the Company was not party to any significant financing arrangements. The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents. Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information regarding directors of the Company will be set forth under the caption "Election of Directors" in the Company's proxy statement related to the Company's 2000 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and, except for the information under the captions "Executive Compensation - Compensation Committee Report on Executive Compensation" and "Executive Compensation - Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information regarding any disclosable relationships and related transactions of directors and executive officers will be set forth under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   See Index to Financial Information on page F-1.
     2.   See Exhibit Index on page i.

(b) No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of August, 2000.

                                    By: /s/  CARRIE A. WOLFE
                                        --------------------------------------
                                        Carrie A. Wolfe
                                        Vice President, Finance and Accounting

         Each person whose signature appears below hereby constitutes and appoints Michael J. Soenen and Carrie A. Wolfe, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and any and all amendments thereto, and to file the same, with all exhibits and schedules thereto, and other documents therewith, with the Securities and Exchange Commission, and hereby grants unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or desirable to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 23rd day of August, 2000.


                  SIGNATURE                                TITLE
                  ---------                                -----
         /s/ MICHAEL J. SOENEN           President and Chief Executive Officer
         -----------------------         (Principal Executive Officer)
         Michael J. Soenen

         /s/ CARRIE A. WOLFE             Vice President, Finance and Accounting
         -----------------------         (Principal Financial and
         Carrie A. Wolfe                 Accounting Officer)

         /s/ RICHARD C. PERRY            Chairman of the Board and Director
         -----------------------
         Richard C. Perry

         /s/ HABIB Y. GORGI              Director
         -----------------------
         Habib Y. Gorgi

         /s/ SAMUEL I. HILL              Director
         -----------------------
         Samuel I. Hill

         /s/ VERONICA K. HO              Director
         -----------------------
         Veronica K. Ho

         /s/ RICHARD M. OWEN             Director
         -----------------------
         Richard M. Owen

         /s/ GARY K. SILBERBERG          Director
         -----------------------
         Gary K. Silberberg


                               FTD.COM INC.
                     INDEX TO FINANCIAL INFORMATION

                                                                                Page
                                                                               -----
Independent Auditors Report ................................................    F-2

Statements of Operations for the years ended June 30,  2000, 1999 and 1998..    F-3

Balance Sheets as of June 30, 2000 and 1999 ................................    F-4

Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998 ..    F-5

Statements of Stockholders' Equity (Deficit) for the years ended
June 30, 2000, 1999 and 1998  ..............................................    F-6

Notes to Financial Statements ..............................................    F-7



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FTD.COM INC.:

     We have audited the accompanying balance sheets of FTD.COM INC. (a subsidiary of Florists Transworld Delivery, Inc.) as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FTD.COM INC. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

July 27, 2000
Chicago, Illinois

                              FTD.COM INC.
                        STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)


                                                                                     Year ended June 30,
                                                                          ------------------------------------------------------
                                                                              2000                1999                1998
                                                                          --------------     ---------------     ---------------
Revenues:
       Order revenues and service fees, net of discounts                       $ 87,586            $ 45,212            $ 30,423
       Commissions from FTDI                                                      7,245               4,148                   -
       Other, principally from FTDI                                               3,374                 258                 240
                                                                          --------------     ---------------     ---------------

Total revenues                                                                   98,205              49,618              30,663

       Fulfillment and processing services, including expenses
         from FTDI of $1,553, $3,436 and $2,520 for the years ended
         June 30, 2000, 1999 and 1998, respectively                              69,925              38,848              26,324
                                                                          --------------     ---------------     ---------------

Gross profit                                                                     28,280              10,770               4,339

Operating expenses:
       Marketing and promotions, including expenses from FTDI
         of $3,700 and $1,854 for the years ended June 30, 1999 and
         1998, respectively                                                      42,901              11,991               5,995
       Technology development, including expenses from FTDI of
         $1,087, $1,431 and $1,153 for the years ended June 30,
         2000, 1999 and 1998, respectively                                       11,840               2,156               1,420
       General and administrative, including expenses from FTDI of
         $2,611, $2,334 and $1,707 for the years ended June 30,
         2000, 1999 and 1998, respectively                                        9,750               4,983               3,239
                                                                          --------------     ---------------     ---------------

Total operating expenses                                                         64,491              19,130              10,654
                                                                          --------------     ---------------     ---------------

Loss from operations                                                            (36,211)             (8,360)             (6,315)
Interest income/(expense)                                                         1,609                (142)               (177)
                                                                          --------------     ---------------     ---------------

Loss before income taxes                                                        (34,602)             (8,502)             (6,492)
Income tax benefit                                                                    -               3,055               2,597
                                                                          --------------     ---------------     ---------------

Net loss                                                                        (34,602)             (5,447)             (3,895)
Dividends on preferred stock                                                          -                  74                   -
                                                                          --------------     ---------------     ---------------
Net loss available to common stockholders                                     $ (34,602)           $ (5,521)           $ (3,895)
                                                                          ==============     ===============     ===============


Basic and diluted net loss per share of common stock                            $ (0.75)            $ (0.13) (a)
                                                                          ==============     ===============

Weighted average basic and diluted common shares outstanding
used in the calculation of net loss per share                                    45,879              40,920  (a)
                                                                          ==============     ===============


(a) 1999 pro forma weighted average basic and diluted common shares outstanding consist of 40,920,000 shares of common stock issued in conjunction with the incorporation of the Company on May 19, 1999, retroactively adjusted to reflect the 12-for-1 split of FTD.COM Class B common stock as discussed in Note 5 of the notes to the financial statements.

                 See accompanying notes to financial statements.

                                  FTD.COM INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)


                                                                                                      June 30,          June 30,
                                                                                                        2000              1999
                                                                                                    --------------    --------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                          $ 17,961           $ 8,205
      Accounts receivable                                                                                     417               233
      Prepaid expenses                                                                                        297               215
      Distribution agreements                                                                                 142             1,707
      Deferred offering expenses                                                                                -             1,062
                                                                                                    --------------    --------------

             Total current assets                                                                          18,817            11,422
                                                                                                    --------------    --------------

OTHER ASSETS:
      Software development costs                                                                              150                 -
      Other long term assets                                                                                  252                 -
                                                                                                    --------------    --------------
             Total other assets                                                                               402                 -
                                                                                                    --------------    --------------
             Total assets                                                                                $ 19,219          $ 11,422
                                                                                                    ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Accounts payable                                                                                    $ 7,281           $ 2,021
      Payable to FTDI                                                                                       1,866               311
      Unearned revenue                                                                                        221               129
      Accrued offering expenses                                                                                 -               638
      Other accrued liabilities                                                                             1,079               154
                                                                                                    --------------    --------------
             Total current liabilities                                                                     10,447             3,253
                                                                                                    --------------    --------------

      Series A 8% Cumulative Redeemable Convertible Preferred Stock,
           $.01 par value; no shares issued and outstanding at June 30, 2000;
           90,000 shares issued and outstanding at June 30, 1999                                                -             9,074
                                                                                                    --------------    --------------

STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2000; 90,000 shares of Series A 8%
           Cumulative Redeemable Preferred Stock issued and outstanding at June 30, 1999                        -                 -
      Class A common stock, $.01 par value; 250,000,000 shares authorized; 8,259,614 shares issued and outstanding at June 30, 2000; no shares issued
           and outstanding at June 30, 1999                                                                    83                 -
      Class B common stock, $.01 par value; 100,000,000 shares authorized;
           40,395,000 shares issued and outstanding at June 30, 2000;
           40,920,000 shares issued and outstanding at June 30, 1999                                          404               409
      Additional paid-in capital                                                                           47,994                 -
      Deferred compensation                                                                                (3,867)                -
      Retained deficit                                                                                    (35,842)           (1,314)
                                                                                                    --------------    --------------
             Total stockholders' equity (deficit)                                                           8,772              (905)
                                                                                                    --------------    --------------
             Total liabilities and stockholders' equity (deficit)                                        $ 19,219          $ 11,422
                                                                                                    ==============    ==============


                 See accompanying notes to financial statements.

                                  FTD.COM INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                Year ended June 30,
                                                                     ----------------------------------------
                                                                        2000           1999           1998
                                                                     ----------     ---------    ------------
Net loss                                                             $ (34,602)     $ (5,447)       $ (3,895)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
        Deferred compensation expense                                      199             -               -
        Web Site one-time charge                                         4,403             -               -
        Changes in assets and liabilities:
            Accounts receivable                                           (184)          (20)              4
            Prepaid expenses                                               (82)         (195)             10
            Distribution agreements                                      1,565           273          (1,979)
            Other long term assets                                        (252)            -               -
            Accounts payable                                             5,260           303            (195)
            Payable to FTDI                                              1,380            22             177
            Unearned revenue                                                92           129               -
            Other accrued liabilities                                       83           435             116
                                                                     ----------     ---------    ------------

Net cash and cash equivalents used in operating activities             (22,138)       (4,500)         (5,762)
                                                                     ----------     ---------    ------------

Net cash and cash equivalents used in investing activities:
        Software development costs                                      (3,711)            -               -
                                                                     ----------     ---------    ------------

Net cash and cash equivalents provided by financing activities:
        Deferred offering expenses                                       1,062        (1,062)              -
        Accrued offering expenses                                         (638)            -               -
        Issuance of Series A preferred stock                                 -         9,000               -
        Contributions from FTDI                                              -         4,767           5,762
        Proceeds from the issuance of common stock                      35,181             -               -
                                                                     ----------     ---------    ------------

Net cash and cash equivalents provided by financing activities          35,605        12,705           5,762
                                                                     ----------     ---------    ------------

Net increase in cash and cash equivalents                                9,756         8,205               -

Cash and cash equivalents, beginning of year                             8,205             -               -
                                                                     ----------     ---------    ------------

Cash and cash equivalents, end of year                                $ 17,961      $  8,205        $      -
                                                                     ==========     =========    ============

                 See accompanying notes to financial statements.

                                  FTD.COM INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)



                                           Class A                 Class B
                                         common stock            common stock         Add'l
                                      ----------------------  --------------------   paid-in
                                       Shares      Amount      Shares     Amount     capital
                                      ----------  ----------  ----------  --------  -----------
Balance at June 30, 1997                      -         $ -           -       $ -          $ -
Contributions from FTDI
Loss before income taxes
Tax benefit contributed to FTDI
                                      ----------  ----------  ----------  --------  -----------
Balance at June 30, 1998                      -           -           -         -            -
                                      ==========  ==========  ==========  ========  ===========

Contributions from FTDI
Loss before income taxes from
  July 1, 1998 to May 18, 1999
Tax benefit contributed to FTDI
  from July 1, 1998 to May 18, 1999
Issuance of common stock                                          3,410        34
Retroactive adjustment
  for the 12-for-1 stock split                                   37,510       375
Net loss from May 19, 1999
  to June 30, 1999
Dividends -
 Series A preferred stock
                                      ----------  ----------  ----------  --------  -----------
Balance at June 30, 1999                      -           -      40,920       409            -
                                      ==========  ==========  ==========  ========  ===========

Net loss
Conversion of
  Series A preferred stock                1,385          14                              8,986
Issuance of common stock                  4,995          50                             35,131
Stock compensation plans                  1,355          14                              3,877
Amortization of deferred compensation
Conversion of Class B common stock
  to Class A common stock                   525           5        (525)       (5)
                                      ----------  ----------  ----------  --------  -----------
Balance at June 30, 2000                  8,260        $ 83      40,395     $ 404     $ 47,994
                                      ==========  ==========  ==========  ========  ===========


                                                                                 Total
                                                                                 stock-
                                       Deferred      Stock-                     holder's
                                       compen-      holder's      Retained       equity
                                        sation       deficit       deficit      (deficit)
                                      -----------  ------------  ------------  ------------

Balance at June 30, 1997                     $ -      $ (2,018)          $ -      $ (2,018)
Contributions from FTDI                                  5,762                       5,762
Loss before income taxes                                (6,492)                     (6,492)
Tax benefit contributed to FTDI                          2,597                       2,597
                                      -----------  ------------  ------------  ------------
Balance at June 30, 1998                       -          (151)            -          (151)
                                      ===========  ============  ============  ============

Contributions from FTDI                                  4,767                       4,767
Loss before income taxes from
  July 1, 1998 to May 18, 1999                          (7,637)                     (7,637)
Tax benefit contributed to FTDI
  from July 1, 1998 to May 18, 1999                      3,055                       3,055
Issuance of common stock                                   (34)                          -
Retroactive adjustment
  for the 12-for-1 stock split                                          (375)            -
Net loss from May 19, 1999
  to June 30, 1999                                                      (865)         (865)
Dividends -
 Series A preferred stock                                                (74)          (74)
                                      -----------  ------------  ------------  ------------
Balance at June 30, 1999                       -             -        (1,314)         (905)
                                      ===========  ============  ============  ============

Net loss                                                             (34,602)      (34,602)
Conversion of
  Series A preferred stock                                                74         9,074
Issuance of common stock                                                            35,181
Stock compensation plans                  (4,066)                                     (175)
Amortization of deferred compensation        199                                       199
Conversion of Class B common stock
  to Class A common stock                                                                -
                                      -----------  ------------  ------------  ------------
Balance at June 30, 2000                $ (3,867)          $ -     $ (35,842)      $ 8,772
                                      ===========  ============  ============  ============

                 See accompanying notes to financial statements.

                                  FTD.COM INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

         FTD.COM Inc. ("the Company" or "FTD.COM") is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the WWW.FTD.COM Web site in 1994. The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality guarantee and service standards. The Company offers over 400 floral arrangements and over 600 specialty gifts, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, stuffed animals and a variety of other specialty gift items. Product offerings are available at prices ranging from $17.99 to over $200.00.

         The Company is a majority-owned subsidiary of Florists'
Transworld Delivery, Inc. ("FTDI"). FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation ("IOS"), formerly known as FTD Corporation.
The Company was incorporated as a Delaware corporation on May 19, 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        From the Company's inception until June 1, 1999, FTDI or its predecessor provided funding for working capital and the Company participated in FTDI's central cash management system. As a part of FTDI's central cash management system, all cash generated from and cash required to support the Company's operations was deposited and received through FTDI's corporate operating cash accounts. As a result, there were no separate bank accounts or records for these transactions. Accordingly, the amounts represented by the caption "Contributions from FTDI" in the Company's statements of cash flows represent the net effect of all cash transactions between the Company and FTDI from inception until June 1, 1999. During June 1999, the Company funded its working capital needs through the use of proceeds from the sale of preferred stock.

        Certain expenses reflected in the financial statement include allocations of expenses from FTDI. These allocations take into consideration personnel, business volume or other appropriate bases and generally include administrative expenses related to general management, insurance, information management and other services provided to the Company by FTDI. Interest expense for fiscal years prior to the fiscal year ended June 30, 2000 reflects interest associated with the Company's share of the aggregate borrowings of FTDI for each of the periods presented.
Allocations of expenses are estimates based on management's best assessment of actual expenses incurred by the Company.

    Effective as of June 1, 1999, expenses related to services covered by the Intercompany Services Agreement were charged to the Company pursuant to the terms thereof. At June 30, 2000 and 1999, amounts owed to FTDI pursuant to the Intercompany Services Agreement are included in the balance sheet caption "Payable to FTDI."

    The financial statements for fiscal years prior to the fiscal year ended June 30, 2000 have been prepared as if the Company operated as a stand-alone entity since its inception. The financial information for the fiscal years prior to the fiscal year ended June 30, 2000 may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the financial position, result of operations or cash flows of the Company would have been if it had been a separate, stand-alone, publicly-held corporation during the periods presented.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of deposits with banks and short-term investments with original maturities of three months or less.

ACCOUNTS RECEIVABLE

     Accounts receivable include amounts owed from corporate customers for purchases of floral, specialty gift products and gift certificates through the Company's toll free number. The credit risk associated with collection of accounts receivable is minimal due to the quality of the Company's customer base.

DISTRIBUTION AGREEMENTS

     The Company, and FTDI on behalf of the Company in prior fiscal years, has entered into distribution agreements with various vendors. These distribution agreements principally relate to Internet advertising. The costs of these agreements are being amortized over their respective useful lives, which range from one to two years, using the straight-line method. The Company periodically evaluates whether events and circumstances indicate that the remaining balances of intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision. When such factors indicate that intangibles should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows to measure whether the intangibles are recoverable, and over what period. The Company has determined that, as of June 30, 2000, there has been no impairment in the carrying value of the distribution agreements.

INCOME TAXES

     The Company is included in the consolidated U.S. income tax return of IOS. The provision for income taxes of the Company has been calculated as if the Company was a stand-alone corporation filing separate tax returns.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Cumulative taxes from the Company's inception through its incorporation on May 19, 1999 have been settled through stockholder's net deficit. For periods subsequent to the Company's incorporation, taxes are recognized pursuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company will pay its tax liability computed as if it were filing a separate return. Under that agreement, IOS will refund any tax benefits attributable to the Company, provided that the Company would have realized the benefits had the Company filed its own Federal income tax return.

REVENUE AND COST RECOGNITION

ORDER REVENUES AND SERVICE FEES

     Orders placed through the Company's Web site or 1-800-SEND-FTD typically are paid for using a credit card. Generally, when a customer makes a purchase that will be fulfilled by an FTD florist, the Company receives the order, charges the customer's credit card and transmits the order to the Mercury Network, which is owned by FTDI. The Mercury Network then transmits the order to the fulfilling florist. The Company recognizes 100% of the order value as revenue and recognizes associated costs for fulfillment and processing services when the order is fulfilled. Processing services costs primarily consist of fees due to FTDI for processing services and amounts due to the third party call center that processes orders through the Company's toll-free telephone number. In addition, the Company charges the customer a service fee for all floral orders. The service fee for floral orders placed over the Internet is $6.99 and the service fee for floral orders placed over the telephone is $9.99, prior to any promotional discounts. From time to time, discounts on order revenues or service fees are offered in connection with product or holiday promotions to select customer groups. Orders that are not fulfilled by an FTD florist, such as holiday gift baskets, are fulfilled by a manufacturer or third party distributor based on a pre-negotiated price.
The Company charges the customer shipping and handling fees for these specialty gift product orders. Amounts charged to the customer for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of fulfillment and processing services. Order revenues and service fees are reported net of discounts.

COMMISSIONS

     Commission revenues represent a fee, consistent with industry practice, paid to the Company by FTDI for floral orders that are cleared through the FTD Clearinghouse. Commissions revenues were earned pursuant to an incentive program from FTDI in effect from July 1998 through September 1999 and currently are earned pursuant to a commission agreement with FTDI in effect since October 1999. Commission revenues are recognized when the order is fulfilled.

UNEARNED REVENUE

     Unearned revenue at June 30, 2000 represents order revenues associated with floral and specialty gift orders which were placed prior to June 30, 2000 and will be delivered after such date. This revenue will be recognized, together with the related cost of goods sold, when the order is fulfilled.

SOFTWARE DEVELOPMENT COSTS

     The Company has adopted the provisions of Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and Emerging Issues Task Force No. 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. Accordingly, certain costs incurred in the planning and development stage of internal-use computer software, including Web site development, are expensed as incurred. The Company capitalized $3.7 million of Web site development costs incurred subsequent to the planning and development stage during fiscal 2000. The Company subsequently wrote-off $3.5 million of these previously capitalized costs as part of the $4.4 million one-time charge associated with the development work related to a new version of the Company's Web site.

MARKETING AND PROMOTION COSTS

     Marketing and promotion costs, which principally consist of costs related to advertising and affinity programs, are charged to expense as incurred and include allocations from FTDI of $3.7 million and $1.9 million in fiscal years 1999 and 1998, respectively. Pursuant to the Intercompany Services Agreement, effective as of June 1, 1999, FTDI no longer charges any of its marketing and promotion costs to the Company.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in connection with the preparation of these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in the fiscal years 1999 and 1998 financial statements have been reclassified to conform to the fiscal year 2000 presentation.

CONCENTRATION OF CUSTOMER AND CREDIT RISKS

     The Company's customers are comprised of consumers that utilize its Web site or toll-free number to purchase products. Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of accounts receivable. As of June 30, 2000 and 1999, there were no significant concentrations of accounts receivable or related credit risks.

CONCENTRATION OF SUPPLIERS

     The Company is dependent upon certain significant vendors to supply products, the ability of FTDA member florists to fulfill the Company's floral orders and the ability of third parties to fulfill the Company's specialty gift orders. In addition, the Company utilizes the communication network of FTDI as an important component of its operations. Although there are a limited number of suppliers of this type of network, management believes that other suppliers could provide a similar network on comparable terms. A change in suppliers, however, could cause a delay in order processing and fulfillment and a possible reduction in the quality of service, which could adversely affect operating results.

     The Company currently utilizes hardware, software and services that support its Web site, an important component of its operations, from a third party vendor under an operating service agreement. Although there are a limited number of Web site service companies, management believes that other vendors could provide the Company with these Web site services on comparable terms. The terms of the current operating service agreement provide for variable payments, which are based on the number of completed orders, and an annual term with renewal options. The cost to the Company for these services is derived from the volume of order transactions. A change in Web site service companies, however, could cause a possible reduction in the quality of service, which could adversely affect operating results.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments, including accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at carrying or contract value. Those values were not materially different from their fair values.

STOCK-BASED COMPENSATION

     The Company has adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

BASIC AND DILUTED LOSS PER SHARE

     The Company computes net loss per share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period.

     At June 30, 1999, pro forma weighted average common shares outstanding consists of 40,920,000 shares of common stock issued in conjunction with the incorporation of the Company on May 19, 1999, retroactively adjusted for the stock split described in Note 5.

     Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive consisted of 148,000 shares and 1,384,614 shares at June 30, 2000 and 1999, respectively.

NOTE 3. DISTRIBUTION AGREEMENTS

     The Company has entered into Internet distribution agreements whereby the Company will receive various services including advertising space on high traffic shopping and search-oriented Web sites, portal links to the Company's Web site and co-branded online flower sites. Pursuant to terms of these agreements, at June 30, 2000, the Company was required to pay total fixed fees of $1.1 million, including $1.0 million due in fiscal year 2001. In addition, the Company is required to pay variable fees based on a percentage of net revenue. A portion of the fixed fees are refundable in accordance with contractual calculations in the event that the Company does not receive the specified number of impressions through these Internet distribution agreements. The Company records expenses related to the agreements ratably over the contract term. During the year ended June 30, 2000, the Company recorded $12.9 million of marketing and promotion expenses related to these distribution agreements, including a one-time charge in the fourth quarter of fiscal 2000 of $2.3 million related to the termination of one of the Company's Internet portal distribution agreements.

NOTE 4. SERIES A CUMULATIVE REDEEMABLE CONVERTIBLE PREFERRED STOCK

     On May 19, 1999, in connection with the Company's incorporation, 5,000,000 shares of preferred stock were authorized. Additionally, on May 19, 1999, the Company designated 90,000 shares of preferred stock as Series A 8% Cumulative Redeemable Convertible Preferred Stock. On May 20, 1999, 30,000 shares of this Series A preferred stock were issued and sold to an investor for consideration of $3.0 million. On May 25, 1999, 60,000 shares of this Series A preferred stock were issued and sold to an investor for consideration of $6.0 million.

     These shares of Series A preferred stock had a liquidation preference of $100 per share and accrued dividends at the annual rate of 8% of the liquidation preference. Accrued dividends were payable at the discretion of the Company's board of directors and were manditorily payable upon liquidation or redemption. At June 30, 1999 accrued and unpaid dividends were $74,301, or $0.83 per share.

     Upon closing of the initial public offering on October 4, 1999, each share of Series A preferred stock converted into 15.3846 shares of Class A common stock, for a total of 1,384,614 shares, in accordance with the conversion rate described in the Company's certificate of incorporation, as amended. Upon conversion, accrued and unpaid dividends of $74,301 on the Series A preferred stock were offset against retained earnings.

NOTE 5. CAPITAL TRANSACTIONS

     On May 19, 1999, the Company was incorporated and capitalized through the authorization of 250,000,000 shares of Class A common stock and 100,000,000 shares of Class B common stock and the issuance of 3,410,000 shares of Class B common stock to FTDI. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. The Class B common stock is convertible into shares of Class A common stock on a one-for-one basis at the option of the holder and automatically converts into shares of Class A common stock on a one-for-one basis upon any transfer to a person other than FTDI or certain of its affiliates or successors or a strategic partner.

     On July 30, 1999, the Company's Board of Directors approved a 12-for-1 stock split of the Company's outstanding Class B common stock resulting in FTDI holding 40,920,000 shares of Class B common stock. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

     On September 28, 1999, the Company agreed to issue and sell 4,500,000 shares of its Class A common stock in an Initial Public Offering ("IPO") transaction at a price of $8.00 per share. The gross proceeds from the offering were $36.0 million. The net proceeds were $31.5 million after deducting the underwriting discounts and commissions of $2.5 million and other offering expenses of $2.0 million. The deferred offering expenses of $1.1 million at June 30, 1999 incurred in connection with the IPO were charged against additional paid-in capital upon the pricing of the IPO.

     Upon the closing of the IPO on October 4, 1999, the 90,000 outstanding shares of Series A preferred stock were automatically converted into 1,384,614 shares of Class A common stock. Upon conversion, accrued and unpaid dividends of $74,301 on the Series A preferred stock were offset against retained earnings.

     On October 6, 1999, the underwriters exercised their one-time option to purchase 495,000 additional shares of Class A common stock at the IPO price of $8.00 per share, representing a portion of the over-allotment option granted to the underwriters in connection with the IPO. The net proceeds to the Company from this issuance and sale of 495,000 shares of Class A common stock were $3.7 million after deducting underwriting discounts and commissions.

     On June 12, 2000, FTDI transferred 525,000 shares of previously issued and outstanding Class B common stock to key employees of FTDI. At the time of transfer, the Class B common stock automatically converted into Class A common stock.

NOTE 6. INCOME TAXES

     At June 30, 2000, the Company had net operating loss carryforwards for Federal tax purposes of $35.5 million which are available to offset future Federal taxable income, if any, through 2020.

     There was no income tax benefit recorded by the Company for the fiscal year ended June 30, 2000. Income tax benefit for the years ended June 30, 1999 and 1998 consisted of (in thousands):


                                                     Current    Deferred     Total
                                                     -------    --------    -------
       Year ended June 30, 1999:
         U.S. Federal ....................           $ 2,468      $   0     $ 2,468
         State and local .................               587      $   0         587
                                                     -------    -------     -------
                                                     $ 3,055      $   0     $ 3,055
                                                     =======    =======     =======

       Year ended June 30, 1998:
         U.S. Federal ....................           $ 2,098      $   0     $ 2,098
         State and local .................               499          0         499
                                                     -------    -------     -------
                                                     $ 2,597      $   0     $ 2,597
                                                     =======    =======     =======


     Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to losses before income tax expense as a result of the net-of-tax effect of state and local income taxes and the change in the valuation allowance.

     Cumulative taxes since the acquisition of FTDA by IOS through the Company's incorporation on May 19, 1999 of $10.7 million, representing $10.1 million of tax benefits and $0.6 million of deferred taxes associated with a distribution agreement, have been settled through stockholder's net deficit. For periods subsequent to the Company's incorporation, taxes are recognized pursuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company will pay its tax liability computed as if it were filing a separate return. Under that agreement, IOS will refund any tax benefits attributable to the Company, provided that the Company would have realized the benefits had the Company filed its own Federal income tax return. At June 30, 2000, there were no tax-related amounts due to or from IOS.

     The following represents the components of the deferred tax asset (in thousands):


                                                              June 30,
                                                    ----------------------------------
                                                          2000              1999
                                                    --------------      --------------
    Deferred tax assets:
    U.S. net operating loss carryforwards ........    $  14,011             $  310
    Non-deductible accrued expenses ..............          176                 --
    Distribution agreements ......................           --                 36
                                                      ---------             ------
    Total gross deferred income tax assets .......       14,187                346
    Less: Valuation allowance ....................      (14,187)              (346)
                                                      ---------             ------
    Net deferred tax assets ......................    $      --             $   --
                                                      =========             ======

   The net change in the total valuation allowance for the year ended
June 30, 2000 was an increase of $13.9 million. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This assessment was performed considering projected future taxable income. The valuation allowance of $14.2 million is maintained on those deferred tax assets that the Company has not determined to be more likely than not realizable as of June 30, 2000. This valuation allowance will be reviewed on a regular basis and adjustments made as appropriate.

NOTE 7. RELATED PARTY TRANSACTIONS.

      The Company engages in transactions with FTDI in the normal course of its business. The Company records revenue related to fees paid by FTDI to the Company, effective July 1, 1999, for the hosting of florists' Web sites through the WWW.FTD.COM Internet site. Additionally, FTDI pays the Company commission revenues for floral orders that are cleared through the FTD Clearinghouse.

      For orders processed through the FTD Clearinghouse, FTDI charges the Company customary clearing fees. The Company also utilizes FTDI's credit card processing services. FTDI charges the Company a percentage of the order value to utilize these credit card processing services. Costs for clearing services and credit card processing expenses are included in fulfillment and processing services expenses and are covered by the Intercompany Services Agreement.

      Prior to June 1, 1999, FTDI performed marketing services on behalf of the Company and was allocated the respective costs for the fiscal years prior to fiscal 2000. These costs are classified as marketing and promotion expenses.

      Effective as of June 1, 1999, the Company and FTDI entered into an Intercompany Services Agreement, which covers the technical and administrative services, facilities and occupancy, internet/telcom usage and other services that are provided to the Company by FTDI. Technical and administrative services include employee and other departmental costs for the technical, human resources, accounting, administrative and legal departments. In consideration for these services, FTDI has allocated a portion of its departmental costs related to such services to the Company. The allocations were estimated using proportional cost allocation methods, plus a general and administrative up-charge of 5%. These costs are classified as technology development expenses and general and administrative expenses, as appropriate.

      The Company does not maintain separate physical facilities. It uses space of FTDI and is charged rent based upon a market rate estimate. The Company is also charged a pro-rata share, based on square footage, of the utilities, property taxes and other occupancy costs. Internet/telecom usage costs include an allocation of monthly depreciation for all hardware and software based on usage by the Company, as well as monthly rates for telecommunications expenses of the Company. These costs are classified as general and administrative expenses.

      The Company uses FTDI's trademarks in connection with the sale of goods and services through its Web site and toll-free telephone number. The Company entered into an agreement with FTDI that includes provisions for royalty payments of 1% of order revenues and service fees, a 99-year term, and termination, at FTDI's option, in the event that ownership of 20% or more of the Company is acquired by an organization not affiliated with FTDI. Royalty expense associated with FTDI's trademarks has been included in general and administrative expenses.

      The Statements of Operations include the following expense transactions with FTDI (in thousands):


                                                          Year ended June 30,
                                                 -------------------------------
                                                    2000       1999      1998
                                                 ----------  --------   --------
Fulfillment and processing service ............. $ 1,553     $ 3,436    $ 2,520
Marketing and promotion ........................      --       3,700      1,854
Technology development .........................   1,087       1,431      1,153
General and administrative .....................   2,611       2,334      1,707

      Prior to the Company's IPO on September 28, 1999, key employees of IOS were granted IOS restricted shares in exchange for services to be provided to IOS over a five year service period. At the time of the IPO, certain of these key employees became employees of FTD.COM and no longer provided services to IOS. The key employees, however, still retained their rights to the IOS restricted shares and continue to earn the restricted shares in exchange for services that will be provided to FTD.COM. Therefore, at the time of the IPO, FTD.COM paid IOS for the remaining $175,000 of deferred compensation associated with the restricted shares. During fiscal 2000, the Company recorded $39,000 of compensation expense related to these restricted shares.

NOTE 8. STOCK OPTIONS AND SHARES RESERVED

      The FTD.COM INC. 1999 Equity Incentive Plan (the "Plan") provides for the issuance of up to 4,500,000 shares of Class A common stock in connection with the granting of option rights, stock appreciation rights (SARs), restricted shares, deferred shares, performance awards or any combination of the foregoing pursuant to the Plan. In addition, the plan provides that:

- the aggregate number of shares of Class A common stock actually issued or transferred by the Company upon the exercise of incentive stock options shall not exceed 1,000,000 shares of Class A common stock;
- no plan participant shall be granted option rights and appreciation rights, in the aggregate, for more than 1,000,000 shares of Class A common stock during any period of one year;
- the number of shares issued as restricted shares shall not in the aggregate exceed 2,500,000 shares of Class A common stock; and
- no Non-Employee Director shall be granted option rights, appreciation rights and restricted shares, in the aggregate, for more than 100,000 shares of Class A common stock during any fiscal year of the Company.

To date, the Company has not granted any SARs, deferred shares or performance awards.

      Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to four years after the date of grant. All currently outstanding options were granted with an exercise price equal to either the fair market value on (a) the date of grant or (b) the optionee's first date of employment with the Company. Changes in options outstanding are summarized as follows:


                                                                        Options Outstanding
                                            --------------------------------------------------------------
                                                                    Range of           Weighted-Average
                                                  Options        Exercise Prices         Exercise Price
  --------------------------------------- ------------------- --------------------- ----------------------
  BALANCE, JUNE 30, 1999                           --                 --                       --
  --------------------------------------- ------------------- --------------------- ----------------------
  Granted                                       2,499,300          $2.88 - $16.00            $10.04
  --------------------------------------- ------------------- --------------------- ----------------------
  Exercised                                        --                   --                     --
  --------------------------------------- ------------------- --------------------- ----------------------
  Recaptured or terminated                     (2,351,300)         $4.72 - $16.00            $10.34
  --------------------------------------- ------------------- --------------------- ----------------------
  BALANCE, JUNE 30, 2000                          148,000          $2.88 - $ 8.00            $ 5.20
  --------------------------------------- ------------------- --------------------- ----------------------

      There were no options exercisable at June 30, 2000. The following table summarizes information regarding stock options outstanding at June 30, 2000.


                                                            Options Outstanding
                                  -----------------------------------------------------------------------
                                                              Weighted-
                                                               Average
                                                              Remaining                    Weighted-
       Range of                          Options                 Life                  Average Exercise
   Exercise Options                    Outstanding            (in years)                     Price
-------------------------------- ---------------------- ------------------------- -----------------------
 $ 2.88 - $2.91                        70,000                    9.82                       $2.89
 $ 4.00 - $6.00                        18,000                    9.61                       $4.96
 $ 7.75 - $8.00                        60,000                    9.46                       $7.98
                                       ------
  Total Options                       148,000                    9.65                       $5.20
-------------------------------- ---------------------- ------------------------- -----------------------

      Using the Black-Scholes model and the following assumptions, the average estimated fair value, at the dates of grant of options in fiscal year 2000, was $0.98 per option.


                                                                                            2000
--------------------------------------------------------------------------------- -----------------------
Risk-free interest rate                                                                     6.2%
--------------------------------------------------------------------------------- -----------------------
Expected dividend yield                                                                       0%
--------------------------------------------------------------------------------- -----------------------
Expected volatility                                                                          75%
--------------------------------------------------------------------------------- -----------------------
Estimated lives of options (in years)                                                        4.0
--------------------------------------------------------------------------------- -----------------------

      Based on the above assumptions, the Company would have recognized an additional $9,000 of compensation expense in fiscal year 2000 if the estimated costs of the granted stock options had been recorded in the financial statements.

      Options granted throughout fiscal year 2000 vest equally each year over a four year period from the date of grant. As a result, the estimated cost indicated above reflects only a partial vesting of such options. If full vesting were assumed, the estimated pro forma costs for the year would have been higher than indicated above.

      The Company granted 1,355,000 restricted shares of Class A common stock at a weighted-average fair value, at the dates of grant, of $2.87 in fiscal year 2000 to key members of management. No restricted stock was granted prior to fiscal year 2000. The Company recognized compensation expense in general and administrative expenses of $160,000 in fiscal year 2000 related to the grants of restricted stock.

NOTE 9.  SUPPLEMENTAL CASH FLOW INFORMATION

      Net cash provided by continuing operations reflects interest received of $1.6 million in fiscal year 2000. Interest paid in fiscal years 1999 and 1998 was $142,000 and $177,000, respectively. No taxes have been paid or refunded in fiscal year 2000. For fiscal years prior to fiscal 2000, cumulative taxes since the acquisition of FTDA by IOS through the Company's incorporation on May 19, 1999 of $10.7 million, representing $10.1 million of tax benefits and $0.6 million of deferred taxes associated with a distribution agreement, were settled through stockholder's net deficit.

NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (unaudited and in thousands, except for earnings per share)


                                                       First      Second    Third    Fourth   Fiscal
                                                      Quarter     Quarter  Quarter   Quarter   Year
                                                      -------    --------  -------  --------  --------
2000:
Total revenue                                         $12,443    $ 23,588  $26,550  $ 35,624  $ 98,205
                                                      -------    --------  -------  --------  --------
Gross profit                                          $ 3,483    $  6,633  $ 7,659  $ 10,505  $ 28,280
                                                      -------    --------  -------  --------  --------
Net loss                                              $(3,850)   $(11,219) $(8,493) $(11,040) $(34,602)
                                                      =======    ========  =======  ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted                                      41,018      47,234   47,300    47,964    45,879
                                                      =======    ========  =======  ========  ========
PER SHARE - BASIC AND DILUTED:
  Net loss                                            $ (0.09)   $  (0.24) $ (0.18) $  (0.23) $  (0.75)
                                                      =======    ========  =======  ========  ========

1999:
Total revenue                                         $ 6,105    $ 12,688  $12,390  $ 18,435  $ 49,618
                                                      -------    --------  -------  --------  --------
Gross profit                                          $ 1,245    $  2,818  $ 2,601  $  4,106  $ 10,770
                                                      -------    --------  -------  --------  --------
Net loss                                              $  (988)   $ (1,113) $(1,431) $ (1,915) $ (5,447)
                                                      -------    --------  -------  --------  --------
Net loss available to common stockholders             $  (988)   $ (1,113) $(1,431) $ (1,989) $ (5,521)
                                                      =======    ========  =======  ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted (a)                                40,920      40,920   40,920    40,920    40,920
                                                      =======    ========  =======  ========  ========
PER SHARE - BASIC AND DILUTED:
  Net loss                                            $ (0.02)   $  (0.03) $ (0.03) $  (0.05) $  (0.13)
                                                      =======    ========  =======  ========  ========

(a) 1999 pro forma weighted average basic and diluted common shares outstanding consist of 40,920,000 shares of common stock issued in conjunction with the incorporation of the Company on May 19, 1999, retroactively adjusted to reflect the 12-for-1 split of FTD.COM of FTD.COM Class B common stock as discussed in Note 5.

       The sum of earnings per share for the quarters may not equal the fiscal year amount due to rounding or to changes in the average shares outstanding during the period.

                                 FTD.COM INC.

                               ----------------



                             FINANCIAL INFORMATION


                  FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K


                        FISCAL YEAR ENDED JUNE 30, 2000

                              EXHIBIT INDEX

EXHIBIT
NO.                DESCRIPTION OF EXHIBIT
-------            -----------------------
 3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1,
          as amended (Commission File No. 333-78857) (the "S-1")).

 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the S-1).

 4.1      Stockholders' Agreement, dated as of December 19, 1994, among Perry
          Acquisition Partners, L.P., the Co-Investors named therein and FTD
          Corporation (incorporated by reference to Exhibit 4.2 to the S-1).

 4.2      Form of Registration Right Agreements between FTDI and FTD.COM
          (incorporated by reference to Exhibit 4.4 to the S-1).

10.1      Form of Intercompany Services Agreement between FTDI and FTD.COM
          (incorporated by reference to Exhibit 10.2 to the S-1).

10.2      Form of Trademark License Agreement between FTDI and FTD.COM
          (incorporated by reference to Exhibit 10.3 to the S-1).

10.3      Form of Intercompany Indemnification Agreement among FTD Corporation,
          FTDI and FTD.COM (incorporated by reference to Exhibit 10.4 to the S-1).

10.4      Tax Sharing Agreement, dated as of December 19, 1994, between Perry
          Capital Corp. and FTDI (incorporated by reference to Exhibit 10.5 to the S-1).

10.5      Form of First Amendment to Tax Sharing Agreement among FTD
          Corporation, FTDI and FTD.COM (incorporated by reference to Exhibit 10.6 to the S-1).

10.6      Form of Florists Online Hosting Agreement between FTDI and FTD.COM
          (incorporated by reference to Exhibit 10.7 to the S-1).

10.7 Form of Commission Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.8 to the S-1).

10.8      Agreement and Plan of Merger, dated as of August 2, 1994, among
          Florists' Transworld Delivery Association, Perry Capital Corp. and
          IRIS Acquisition Corp. (incorporated by reference to Exhibit 10.9 to the S-1).

10.9      Mutual Support Agreement, dated as of December 18, 1994, between
          Florists' Transworld Delivery Association and FTD Association
          (incorporated by reference to Exhibit 10.10 to the S-1).

10.10 Supplemental Mutual Support Agreement, dated as of January 11, 1996, between Florists' Transworld Delivery Association and FTD Association
          (incorporated by reference to Exhibit 10.11 to the S-1).

10.11     Trademark License Agreement, dated as of December 18, 1994, between
          Florists' Transworld Delivery Association and FTD Association
          (incorporated by reference to Exhibit 10.12 to the S-1).

10.12* Letter Agreement regarding employment of Michael J. Soenen, dated as of May 17, 2000.

10.13* Letter Agreement regarding employment of Frederick K. Johnson, dated as of May 17, 2000.

10.14* Letter Agreement regarding employment of William J. Van Cleave, dated as of May 17, 2000.

10.15*    Form of Confidentiality and Non-Competition Agreement between the
          Company and each of Michael J. Soenen, Frederick K. Johnson and
          William J. Van Cleave.




10.16*    FTD.COM 1999 Equity Incentive Plan (incorporated by reference to
          Exhibit 4.4 to the Company's Registration Statement on Form S-8
          (Commission File No. 333-39846) (the "S-8")).

10.17* Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.5 to the S-8).

10.18*    Form of Director Non-Qualified Stock Option Agreement, dated as of
          December 22, 1999, between the Company and each of Samuel I. Hill for 25,000 shares and Richard M. Owen for 25,000 shares
          (incorporated by reference to Exhibit 4.6 to the S-8).

10.19*    Form of Director Non-Qualified Stock Option Agreement, dated as of
          June 13, 2000, between the Company and each of Samuel I. Hill for
          15,000 shares and Richard M. Owen for 15,000 shares (incorporated by reference to Exhibit 4.6 to the S-8).

10.20*    Restricted Shares Agreement, dated as of May 17, 2000, between the
          Company and Michael J. Soenen.

10.21*    Restricted Shares Agreement, dated as of May 17, 2000, between the
          Company and Frederick K. Johnson.

10.22* Form of Restricted Shares Agreement dated as of May 17, 2000, between the Company and each of William J. Van Cleave for 125,000 restricted shares that become nonforfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 and Carrie A.
          Wolfe for 25,000 restricted shares that become nonforfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 (incorporated by reference to Exhibit 4.7 to the S-8).

10.23* Form of Restricted Shares Agreement, dated as of June 9, 2000, between the Company and Carrie A. Wolfe for 25,000 restricted shares that become nonforfeitable as to one-third of such restricted shares on each anniversary of June 9, 2000 (incorporated by reference to Exhibit 4.7 to the S-8).

10.24     APAC Teleservices Agreement, dated as of October 1, 1996, between
          FTDI and APAC Teleservices, Inc., assigned to FTD.COM by FTDI pursuant to the Formation Agreement, dated as of May 19, 1999, between FTDI and FTD.COM (incorporated by reference to Exhibit
          10.17 to the S-1).

23.1      Consent of KPMG LLP.

24.1 Powers of Attorney (contained in the signature page of this Form 10-K).

27.1      Financial Data Schedules.


--------------------
* Management contract or compensatory arrangement.