Form 10-Q
period 2000-09-30
FTD COM INC
filed 2000-10-26
CIK 1086759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    As of October 24, 2000, there were 8,239,614 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, and 40,395,000 outstanding shares of the Registrant's Class B Common Stock, par value $.01 per share.

                                      INDEX

                                  FTD.COM INC.

PART I.   FINANCIAL INFORMATION                                                                                 Page

Item 1.   Financial Statements

          Balance Sheets                                                                                          3

          Statements of Operations                                                                                4

          Statements of Cash Flows                                                                                5

          Notes to Financial Statements                                                                           6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                   8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                             12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                      13

Item 2.   Changes in Securities and Use of Proceeds                                                              13

Item 6.   Exhibits and Reports on Form 8-K                                                                       13

SIGNATURES                                                                                                       14


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  FTD.COM INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                          September 30,           June 30,
ASSETS                                                                        2000                  2000
------                                                                  ------------------    -----------------
                                                                           (Unaudited)

CURRENT ASSETS:
      Cash and cash equivalents                                                  $ 16,057             $ 17,961
      Accounts receivable                                                             154                  417
      Prepaid expenses                                                                530                  297
      Distribution agreements                                                         503                  142
                                                                        ------------------    -----------------
             Total current assets                                                  17,244               18,817
                                                                        ------------------    -----------------
OTHER ASSETS:
      Software development costs                                                      150                  150
      Other long term assets                                                          210                  252
                                                                        ------------------    -----------------
             Total other assets                                                       360                  402
                                                                        ------------------    -----------------
             Total assets                                                        $ 17,604             $ 19,219
                                                                        ==================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
      Accounts payable                                                            $ 4,266             $  7,281
      Payable to FTDI                                                               3,044                1,866
      Unearned revenue                                                                206                  221
      Other accrued liabilities                                                       733                1,079
                                                                        ------------------    -----------------
             Total current liabilities                                              8,249               10,447
                                                                        ------------------    -----------------
STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; 5,000,000 shares
           authorized; no shares issued and outstanding at September 30,
           2000 and June 30, 2000                                                       -                    -
      Class A common stock, $.01 par value; 250,000,000
           shares authorized; 8,239,614 shares issued and
           outstanding at September 30, 2000; 8,259,614
           shares issued and outstanding at June 30, 2000                              82                   83
      Class B common stock, $.01 par value; 100,000,000
           shares authorized; 40,395,000 shares issued and
           outstanding at September 30, 2000 and June 30, 2000                        404                  404
      Additional paid-in capital                                                   47,937               47,994
      Deferred compensation                                                        (3,479)              (3,867)
      Retained deficit                                                            (35,589)             (35,842)
                                                                        ------------------    -----------------
             Total stockholders' equity                                             9,355                8,772
                                                                        ------------------    -----------------
             Total liabilities and stockholders' equity
                                                                                 $ 17,604             $ 19,219
                                                                        ==================    =================




                See accompanying notes to financial statements.

                                       FTD.COM INC.
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)


                                                                           Three Months Ended
                                                                              September 30,
                                                                ------------------------------------------
                                                                      2000                    1999
                                                                ------------------     -------------------
                                                                  (In thousands, except per share data)
Revenues:
       Order revenues and service fees, net of discounts                 $ 16,242                $ 10,776
       Commissions from FTDI                                                1,286                     969
       Other, principally from FTDI                                           716                     698
                                                                ------------------     -------------------
Total revenues                                                             18,244                  12,443

       Fulfillment and processing service                                  12,745                   8,960
                                                                ------------------     -------------------
Gross profit                                                                5,499                   3,483

Operating expenses:
       Marketing and promotions                                             2,394                   4,242
       Technology development                                                 859                   1,691
       General and administrative                                           2,272                   1,498
                                                                ------------------     -------------------
Total operating expenses                                                    5,525                   7,431
                                                                ------------------     -------------------
Loss from operations                                                          (26)                 (3,948)
Interest income                                                               279                      98
                                                                ------------------     -------------------
Income/(loss) before income taxes                                             253                  (3,850)
Income tax expense/(benefit)                                                    -                       -
                                                                ------------------     -------------------
Net income/(loss)                                                        $    253                $ (3,850)
                                                                ==================     ===================
Basic net income/(loss) per share of common stock                        $   0.01                $  (0.09)
                                                                ==================     ===================
Diluted net income/(loss) per share of common stock                      $   0.01                $  (0.09)
                                                                ==================     ===================



             See accompanying notes to financial statements.

                                                             FTD.COM INC.
                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)


                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                  ---------------------------------------
                                                                                        2000                  1999
                                                                                  -----------------     -----------------
                                                                                              (In thousands)
Net income/(loss)                                                                         $    253              $ (3,850)
Adjustments to reconcile net income/(loss) to net cash and cash equivalents used in operating activities:
        Deferred compensation expense                                                          330                     -
        Changes in assets and liabilities:
            Accounts receivable                                                                263                  (420)
            Prepaid expenses                                                                  (233)                 (320)
            Distribution agreements                                                           (361)                  137
            Other long term assets                                                              42                     -
            Accounts payable                                                                (3,015)                3,090
            Payable to FTDI                                                                  1,178                  (302)
            Unearned revenue                                                                   (15)                 (129)
            Other accrued liabilities                                                         (346)                    -
            Accrued offering expenses                                                            -                  (354)
                                                                                  -----------------     -----------------
Net cash and cash equivalents used in operating activities                                  (1,904)               (2,148)
                                                                                  -----------------     -----------------
Net cash and cash equivalents used in investing activities:
        Software development costs                                                               -                  (214)
                                                                                  -----------------     -----------------
Net cash and cash equivalents provided by/(used in) financing activities                         -                     -
                                                                                  -----------------     -----------------
Net decrease in cash and cash equivalents                                                   (1,904)               (2,362)

Cash and cash equivalents, beginning of period                                              17,961                 8,205
                                                                                  -----------------     -----------------
Cash and cash equivalents, end of period                                                  $ 16,057              $  5,843
                                                                                  =================     =================

                See accompanying notes to financial statements.

                                  FTD.COM INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

         FTD.COM INC. (the "Company" or "FTD.COM") is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994. The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality guarantee and service standards. Throughout the year, the Company offers over 400 floral arrangements and over 600 specialty gift items including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals for holidays and everyday occasions. Product offerings are available at prices ranging from $17.99 to over $200.00.

         The Company is a majority-owned subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"). FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation ("IOS"), formerly known as FTD Corporation. The Company was incorporated as a Delaware corporation on May 19, 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the floral and specialty gift consumer business.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes thereto for the fiscal year ended June 30, 2000. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Due to seasonal variations in the Company's business, operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that might be expected for the fiscal year ended June 30, 2001. In addition, certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3.  UNEARNED REVENUE

         Unearned revenue represents order revenues associated with floral and specialty gift orders that were placed on or prior to the period end date and will be delivered after the period end date. This revenue will be recognized, together with the related cost of goods sold, when the order is fulfilled.

NOTE 4.  DISTRIBUTION AGREEMENTS

         The Company has entered into Internet distribution agreements whereby the Company will receive various services including advertising space on shopping and search-oriented Web sites, portal links to the Company's Web site and co-branded online floral sites. Pursuant to the terms of these agreements, at September 30, 2000, the Company has future commitments to pay total fixed fees of $3.1 million, including $3.0 million due in the remainder of fiscal year 2001. In addition, the Company is required to pay variable fees based on a percentage of net order revenues as defined in the various agreements generated as a result of the Internet distribution agreements. The Company records expenses related to the agreements ratably over the contract term. During the three month periods ended September 30, 2000 and 1999, the Company recorded $1.7 million and $1.6 million of marketing and promotions expenses, respectively, related to these distribution agreements.

NOTE 5.  INCOME TAXES

         For the three months ended September 30, 2000, the Company reported pretax income of $253,000, resulting in income taxes of $101,000 at an effective rate of 40%. The Company reduced its valuation allowance by the amount of the income taxes recorded in the three months ended September 30, 2000, thereby realizing a portion of the tax assets that had been recorded by the Company in the prior fiscal years. The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

         For the three months ended September 30, 1999, the Company incurred a loss that provided a tax benefit of $1.5 million at an effective rate of 40%. The Company recorded a valuation allowance for the entire tax benefit amount of $1.5 million for the related period.

NOTE 6.  BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE

         The Company computes net income/(loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, the computation of basic and diluted net income/(loss) per share for the periods ended September 30, 2000 and 1999 are as follows:


                                                                          Three Months Ended
                                                                             September 30,
                                                                 --------------------------------------
                                                                       2000                 1999
                                                                 -----------------     ----------------
                                                                 (in thousands, except per share data)
Net income/(loss)                                                         $   253             $ (3,850)
                                                                 =================     ================
Weighted average basic common shares outstanding                           47,300               41,018

Effect of dilutive securities - unvested restricted shares                  1,351                 -
                                                                 -----------------     ----------------
Weighted average diluted common shares outstanding                         48,651               41,018
                                                                 =================     ================
Basic net income/(loss) per share of common stock                         $  0.01             $  (0.09)
                                                                  ================     ================
Diluted net income/(loss) per share of common stock                       $  0.01             $  (0.09)
                                                                  ================     ================


During the first quarter of fiscal year 2001, options to purchase 113,000 shares of common stock at prices ranging from $2.88 to $8.00 per share were not included in the computation of diluted net income per share of common stock because the options' exercise price was greater than the average market price for the respective period of the Company's Class A common stock, therefore their effect was anti-dilutive.

NOTE 7.  INTERCOMPANY AGREEMENTS

         The Company engages in various transactions with FTDI in the normal course of its business. Effective as of July 1, 1999, the Company began to record revenues related to fees paid by FTDI to the Company for the hosting of florists' Web sites through the www.ftd.com Internet site. In addition, FTDI pays the Company commission revenues for floral orders that are cleared through the FTD Clearinghouse.

         For orders processed through the FTD Clearinghouse, FTDI charges the Company customary clearing fees. The Company also utilizes FTDI's credit card processing services. FTDI charges the Company a percentage of the order value to utilize these credit card processing services. Costs for clearing services and credit card processing expenses are included in fulfillment and processing services expenses and are covered by the Intercompany Services Agreement between FTDI and the Company.

         Effective as of June 1, 1999, the Company and FTDI entered into an Intercompany Services Agreement, which covers the technical and administrative services, facilities and occupancy, Internet/telecom usage and other services that are provided to the Company by FTDI. Technical and administrative services include employee and other departmental costs for the technical, human resources, accounting, administrative and legal departments. In consideration for these services, FTDI has allocated a portion of its departmental costs related to the services it provides to the Company. The allocations were estimated using proportional cost allocation methods, plus an additional general and administrative charge of 5% of the value of the services utilized. These costs are classified as technology development expenses and general and administrative expenses, as appropriate.

         The Company does not maintain separate physical facilities. It uses space of FTDI and is charged rent based upon a market rate estimate. The Company is also charged a pro-rata share, based on square footage used by the Company, for utilities, property taxes and other occupancy costs. Internet/telecom usage costs include an allocation of monthly depreciation for all hardware and software based on usage by the Company, as well as monthly rates for telecommunications expenses of the Company. These costs are classified as general and administrative expenses.

         The Company uses FTDI's trademarks in connection with the sale of floral and specialty gift products through its Web site and toll-free telephone number. The Company entered into an agreement with FTDI that includes provisions for royalty payments of 1% of order revenues and service fees, a 99-year term and termination, at FTDI's option, in the event that ownership of 20% or more of the Company is acquired by an organization not affiliated with FTDI. Royalty expense associated with FTDI's trademarks has been included in general and administrative expenses.

         The Statements of Operations include the following expense transactions with FTDI (in thousands):


                                                                   Three months ended
                                                                     September 30,
                                                      ---------------------------------------------
                                                              2000                    1999
                                                      ---------------------    --------------------
       Fulfillment and processing service                            $ 259                    $213
       Technology development                                          108                     435
       General and administrative                                      644                     593


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FTD.COM INC. (the "Company" or "FTD.COM") is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994. The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality guarantee and service standards. Throughout the year, the Company offers over 400 floral arrangements and over 600 specialty gift items including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals for holidays and everyday occasions. Product offerings are available at prices ranging from $17.99 to over $200.00.

         The Company is a majority-owned subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"). FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation ("IOS"), formerly known as FTD Corporation. The Company was incorporated as a Delaware corporation on May 19, 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the floral and specialty gift consumer business.

         In view of the rapidly changing nature of the Company's business, the limited operating history and the seasonality of its business, the Company believes that comparisons of operating results for any period with those of the preceding period or the same period of the preceding year are not necessarily meaningful and should not be relied upon as an indication of future performance. Revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company's control. This fluctuation is primarily attributable to increased marketing and promotions expenditures during the popular floral holiday seasons in the fiscal quarters ending March 31, June 30 and December 31.

RESULTS OF OPERATIONS

         The following is a discussion of changes in the Company's financial condition and results of operations for the three month period ended September 30, 2000, compared to the same period of the prior fiscal year.

TOTAL REVENUES


                                                   Three Months Ended
                                                       September 30,
                                            ------------------------------------           %
                                                 2000                1999               Change
                                            ----------------    ----------------    ----------------
                                                      (in thousands)

Order revenues and service fees,
    net of discounts                                $16,242             $10,776                 51%
Commissions from FTDI                                 1,286                 969                 33%
Other, principally from FTDI                            716                 698                  3%
                                            ----------------    ----------------
Total revenues                                      $18,244             $12,443                 47%
                                            ================    ================


         Total revenues increased $5.8 million, or 47%, for the three months ended September 30, 2000 compared to the same period of the prior fiscal year. The increase was primarily attributable to increases in order volume and average order value.

         Order revenues and service fees, net of discounts, increased $5.4 million, or 51%, for the three months ended September 30, 2000 compared to the same period of the prior fiscal year. Total order volume was 275,079 for the three months ended September 30, 2000, representing a 39% increase over the same period of the prior fiscal year order volume of 197,992. The increase was primarily a result of an increase in Internet orders of 68% over the same period of the prior fiscal year, partially offset by a decrease in telephone orders. The decrease in telephone orders is partially attributable to the conversion of phone customers to Internet customers. Internet orders were 84% of total orders for the three months ended September 30, 2000 compared to 69% for the same period of the prior fiscal year. Average order value increased 8.5% for the three months ended September 30, 2000 to $59.04 per order from $54.42 per order in the same period of the prior fiscal year.

         Commission revenues increased $0.3 million, or 33%, for the three months ended September 30, 2000 compared to the same period of the prior fiscal year. The increase in commission revenues paid by FTDI to the Company was due to the increase in order volume. Pursuant to an incentive program in effect from July 1998 through September 1999 and a commission agreement in effect since October 1999, FTDI pays the Company a $5.00 commission for every floral order that the Company clears through the FTD Clearinghouse. Commission revenues represented 7% and 8% of total revenues for the three month periods ended September 30, 2000 and 1999, respectively.

         Other revenues remained consistent with the same period of the prior fiscal year. Other revenues consist primarily of fees paid by FTDI to the Company, beginning as of July 1, 1999, for the hosting of florists' Web sites through the www.ftd.com Internet Web site.

COST OF FULFILLMENT AND PROCESSING SERVICE


                                                      Three Months Ended
                                                        September 30,
                                               ---------------------------------           %
                                                   2000               1999              Change
                                               --------------     --------------    ----------------
                                                        (in thousands)
Fulfillment and processing service                   $12,745             $8,960                 42%


         Cost of fulfillment and processing services increased $3.7 million, or 42%, for the three months ended September 30, 2000 compared to the same period of the prior fiscal year. This increase was due to the increase in order revenues, both of which were primarily a result of increases in order volume and average order value. Gross profit margin increased to 30% for the three months ended September 30, 2000 compared to 28% for the same period of the prior fiscal year primarily as the result of improvements in order processing.

MARKETING AND PROMOTIONS


                                                      Three Months Ended
                                                        September 30,
                                               ---------------------------------           %
                                                   2000               1999              Change
                                               --------------     --------------    ----------------
                                                        (in thousands)
Marketing and promotions                              $2,394             $4,242               (44%)

         Marketing and promotions expenses decreased $1.8 million for the three months ended September 30, 2000 compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in offline advertising expenses, which resulted from the Company's shift from a marketing program primarily focused on customer acquisition to a more balanced program of customer acquisition and retention. The Company's current marketing program has an increased effort on corporate accounts, online and direct marketing partnerships.

         Further complementing the Company's current marketing program are the independent, though closely aligned, marketing efforts of FTD.COM's parent company, FTDI, which also promotes FTD.COM in the majority of its marketing efforts. This marketing synergy eliminates the need for FTD.COM to separately promote the FTD brand and has allowed FTD.COM to focus its marketing efforts on customer acquisition and retention.

         In connection with the marketing and promotional efforts of the Company and its parent, the total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or the 1-800-SEND-FTD telephone number) increased by 6%, or 139,027 customers, to 2,568,560 customers as of September 30, 2000 from 2,429,533 customers as of June 30, 2000. For the same period of the prior fiscal year, the total customer base increased 8%, or 117,425 customers, to 1,582,887 customers as of September 30, 1999 from 1,465,462 customers as of June 30, 1999.

TECHNOLOGY DEVELOPMENT


                                                      Three Months Ended
                                                        September 30,
                                               ---------------------------------           %
                                                   2000               1999              Change
                                               --------------     --------------    ----------------
                                                        (in thousands)
Technology development                              $859             $1,691               (49%)

         Technology development expenses decreased $0.8 million for the three months ended September 30, 2000 compared to the same period of the prior fiscal year. The decrease was primarily related to a higher level of prior year expenses associated with costs that were not capitalized related to an unlaunched version of the Company's Web site. The decrease was partially offset by an increase in current year costs related to the hosting of the Company's Web site due to increased order volume, as well as an increase in current year costs related to the hiring of additional employees in the technology area. These additional employees were primarily hired in the third quarter of fiscal year 2000.

GENERAL AND ADMINISTRATIVE


                                                      Three Months Ended
                                                        September 30,
                                               ---------------------------------           %
                                                   2000               1999              Change
                                               --------------     --------------    ----------------
                                                        (in thousands)
General and administrative                            $2,272             $1,498                 52%

         General and administrative expenses increased $0.8 million, or 52%, for the three months ended September 30, 2000 compared to the same period of the prior fiscal year. The increase was primarily due to increased expenses related to the hiring of additional employees in the executive, administrative and business development areas. These additional employees were primarily hired in the second and third quarters of fiscal year 2000. In addition, customer service costs and royalty expenses increased due to the 39% growth in order volume for the three months ended September 30, 2000 compared to the same period of the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of $16.1 million, compared to $5.8 million at September 30, 1999. The Company's future liquidity requirements are expected to consist primarily of working capital needs, including marketing and promotions expenses and capital expenditures for software development costs. The Company has future commitments of $3.1 million related to Internet distribution agreements, as described in
Note 4 of the notes to the financial statements.

         Net cash used in operating activities was $1.9 million and $2.1 million for the three month periods ended September 30, 2000 and 1999, respectively. Net cash used in operating activities for the three months ended September 30, 2000 was primarily attributable to a decrease in accounts payable. The higher level of net cash used in operating activities for the three months ended September 30, 1999 was primarily attributable to the net loss reported for the respective period, which was partially offset by an increase in accounts payable.

         The Company did not make any capital expenditures for the three months ended September 30, 2000, and, therefore, had no cash used in investing activities for the first quarter of fiscal 2001. Net cash used in investing activities was $0.2 million for the three months ended September 30, 1999. The cash used in investing activities consisted of software development costs which were capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE and EITF 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. Subsequent to capitalization, the capitalized assets were written-off as part of the one-time charge in the fourth quarter of fiscal 2000, associated with the development work related to an unlaunched version of the Company's Web site.

         The Company had no net cash provided by or used in financing activities for the three month periods ended September 30, 2000 and 1999.

          In the remainder of fiscal year 2001, the Company intends to continue to reduce its marketing and promotions expenditures compared to the prior year as it continues to shift from a marketing program primarily focused on customer acquisition to a more balanced program of customer acquisition and retention. Complementing these initiatives are the independent, though closely aligned, marketing efforts of FTDI, which also promotes the Company in the majority of its marketing efforts. In addition, the Company plans to continue to invest in expanding its product offerings and improving its Web site and the infrastructure supporting customer service. The scope of these programs and investments is expected to be affected in the near term by the amount of future cash flows from operations. The Company believes that its existing cash and future cash flows from operations will be sufficient to execute its current business plan. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company's liquidity requirements or cause the Company to seek to issue additional equity or debt. Beyond June 30, 2001, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs to raise additional capital, the Company may seek to sell additional equity or raise debt from third party sources or its parent. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company's operations. There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEFERRED TAX ASSET

         For the three months ended September 30, 2000, the Company reported pretax income of $253,000, resulting in income taxes of $101,000 at an effective rate of 40%. The Company reduced its valuation allowance by the amount of the income taxes recorded in the three months ended September 30, 2000, thereby realizing a portion of the tax assets that had been recorded by the Company in the prior fiscal years. The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

         For the three months ended September 30, 1999, the Company incurred a loss that provided a tax benefit of $1.5 million at an effective rate of 40%. The Company recorded a valuation allowance for the entire tax benefit amount of $1.5 million for the related period.

FORWARD-LOOKING INFORMATION

         Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's expectations regarding its future results of operations, cash flow, profitability, revenue growth and business prospects, marketing activities and liquidity requirements. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to various risks, uncertainties and other factors that could cause the Company's actual results of operations, cash flow, profitability, revenue growth and business prospects, marketing activities and liquidity requirements to differ from those expressed in, or implied by, these forward-looking statements. Actual results of operations, financial performance and business prospects, marketing activities and liquidity requirements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of the success of FTD.COM's and its parent's marketing campaigns; FTD.COM's ability to retain customers and increase average order value; acceptance of newly introduced products; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company's ability to manage or reduce its level of expenses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company's ability to execute its current business plan without additional capital infusions; the availability of additional liquidity, if needed; the Company's ability to increase capacity and introduce enhancements to its Web site; and the existence of system failures. Additional risks, uncertainties and other factors are described in the Company's reports and other documents that the Company has filed and will file with the Securities and Exchange Commission. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2000, the Company was not party to any significant financing arrangements. The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents. Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceeding that management believes would adversely affect the Company's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 28, 1999, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1, as amended (File No. 333-78857), relating to the Company's initial public offering ("IPO") of 4,995,000 shares of Class A common stock, 495,000 shares of which were issued on October 8, 1999 upon the exercise of the underwriters' over-allotment option. In connection with the offering, the Company registered the Class A common stock under the Securities Exchange Act of 1934.

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

         From the date of the closing of the IPO through September 30, 2000, the Company has utilized the proceeds as follows:

- $28.8 million to fund advertising, promotion and other marketing activities; and
- $3.7 million for capital expenditures, including technology and physical infrastructure, of which $3.5 million was subsequently written-off as part of the $4.4 million one-time charge recorded in the fourth quarter of fiscal year 2000 associated with the development work related to an unlaunched version of the Company's Web site.

         As of September 30, 2000, the Company has commitments for future expenditures for the remaining net proceeds of the IPO related to its Internet distribution agreements. Unused proceeds of the offering are currently invested in a highly liquid portfolio of U.S. government securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


     Exhibit No.                   Description
     -----------                   -----------
     10.1                          Secured Promissory Note between FTDI and Michael J.
                                   Soenen, dated as of August 22, 2000.

     27.1                          Financial Data Schedules.


(b)      Reports on Form 8-K

         FTD.COM filed a report on 8-K on July 21, 2000 related to the fourth quarter of fiscal year 2000 write-off of development work associated with an unlaunched version of its Web site.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 26th day of October, 2000.

                                        FTD.COM INC.

                                  By: /s/ Carrie A. Wolfe
                                      --------------------------------------
                                      Carrie A. Wolfe
                                      Vice President, Finance and Accounting
                                      (Principal Financial and Accounting
                                      Officer)

                                  EXHIBIT INDEX


Exhibit
Number            Description
-------           -----------

10.1 Secured Promissory Note between FTDI and Michael J. Soenen, dated as of August 22, 2000.

27.1              Financial Data Schedules.
