Form 10-Q
period 2000-12-31
FTD COM INC
filed 2001-01-26
CIK 1086759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 0-26779

                                  FTD.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              36-4294509
(STATE OR OTHER JURISDICTION OF INCORPORATION OR      (I.R.S. EMPLOYER
                 ORGANIZATION)                      IDENTIFICATION NUMBER)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, ILLINOIS 60515
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (630) 724-6200

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]


    As of January 25, 2001, there were 8,239,614 outstanding shares of the Registrant's Class A common stock, par value $.01 per share ("Class A Common Stock"), and 40,395,000 outstanding shares of the Registrant's Class B common stock, par value $.01 per share ("Class B Common Stock" and, together with Class A Common Stock, "Common Stock").

                                      INDEX

                                  FTD.COM INC.


PART I.  FINANCIAL INFORMATION                                                                                     Page


 Item 1.  Financial Statements

              Balance Sheets                                                                                         3

              Statements of Operations                                                                               4

              Statements of Cash Flows                                                                               5

              Notes to Financial Statements                                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                 12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                          13

Item 2.  Changes in Securities and Use of Proceeds                                                                  13

Item 4.  Submission of Matters to a Vote of Security Holders                                                        13

Item 6.  Exhibits and Reports on Form 8-K                                                                           14

SIGNATURES                                                                                                          15


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                                  FTD.COM INC.
                                 BALANCE SHEETS
                        (In thousands, except share data)



                                                                                            December 31,        June 30,
ASSETS                                                                                          2000              2000
------                                                                                     --------------   ---------------
                                                                                             (Unaudited)


CURRENT ASSETS:
     Cash and cash equivalents                                                                   $ 25,159          $ 17,961
     Accounts receivable, net                                                                         202               417
     Prepaid expenses                                                                                 699               297
     Distribution agreements                                                                          785               142
                                                                                            --------------   ---------------
           Total current assets                                                                    26,845            18,817
                                                                                            --------------   ---------------

OTHER ASSETS:
     Software development costs                                                                       150               150
     Other long-term assets                                                                           169               252
                                                                                            --------------   ---------------
           Total other assets                                                                         319               402
                                                                                            --------------   ---------------
           Total assets                                                                          $ 27,164          $ 19,219
                                                                                            ==============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                                             $ 5,129           $ 7,281
     Payable to FTDI                                                                                8,870             1,866
     Unearned revenue                                                                                 234               221
     Other accrued liabilities                                                                        954             1,079
                                                                                            --------------   ---------------
           Total current liabilities                                                               15,187            10,447
                                                                                            --------------   ---------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
          issued and outstanding at December 31, 2000 and June 30, 2000                                --                --
     Class A common stock, $.01 par value; 250,000,000 shares authorized;
          8,239,614 shares issued and outstanding at December 31, 2000;
          8,259,614 shares issued and outstanding at June 30, 2000                                     82                83
     Class B common stock, $.01 par value; 100,000,000 shares authorized; 40,395,000
          shares issued and outstanding at December 31, 2000 and June 30, 2000                        404               404
     Additional paid-in capital                                                                    47,937            47,994
     Deferred compensation                                                                         (3,147)           (3,867)
     Retained deficit                                                                             (33,299)          (35,842)
                                                                                            --------------   ---------------
           Total stockholders' equity                                                              11,977             8,772
                                                                                            --------------   ---------------
           Total liabilities and stockholders' equity                                            $ 27,164          $ 19,219
                                                                                            ==============   ===============



                 See accompanying notes to financial statements.

                                  FTD.COM INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended                               Six Months Ended
                                                        December 31,                                    December 31,
                                         --------------------------------------------      -------------------------------------
                                                2000                     1999                    2000                1999
                                         -------------------      -------------------      ----------------    -----------------
                                                                     (In thousands, except per share data)

Revenues:
      Order revenues and service fees,
       net of discounts                      $ 29,278                 $ 20,947              $ 45,520             $ 31,723
      Commissions from FTDI                     2,247                    1,714                 3,533                2,683
      Other, principally from FTDI                926                      927                 1,642                1,625
                                         -------------------      -------------------      ----------------    -----------------

Total revenues                                 32,451                   23,588                50,695               36,031

      Costs of fulfillment and
       processing service                      22,892                   16,955                35,637               25,915
                                         -------------------      -------------------      ----------------    -----------------

Gross profit                                    9,559                    6,633                15,058               10,116

Operating expenses:
      Marketing and promotions                  4,261                   14,426                 6,655               18,668
      Technology development                      456                    1,631                 1,315                3,322
      General and administrative                2,797                    2,395                 5,069                3,893
                                         -------------------      -------------------      ----------------    -----------------

Total operating expenses                        7,514                   18,452                13,039               25,883
                                         -------------------      -------------------      ----------------    -----------------


Income/(loss) from operations                   2,045                  (11,819)                2,019              (15,767)
Interest income                                   245                      600                   524                  698
                                         -------------------      -------------------      ----------------    -----------------


Income/(loss) before income taxes               2,290                  (11,219)                2,543              (15,069)
Income tax expense/(benefit)                       --                       --                    --                   --
                                         -------------------      -------------------      ----------------    -----------------


Net income/(loss)                            $  2,290                $ (11,219)              $ 2,543            $ (15,069)
                                         ===================      ===================      ================    =================



Basic net income/(loss) per share of
 common stock                                $   0.05                $   (0.24)              $  0.05            $   (0.34)
                                         ===================      ===================      ================    =================

Diluted net income/(loss) per share
 of common stock                             $   0.05                $   (0.24)              $  0.05            $   (0.34)
                                         ===================      ===================      ================    =================



                 See accompanying notes to financial statements.

                                  FTD.COM INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                    Six Months Ended
                                                                                      December 31,
                                                                            ---------------------------------
                                                                                2000               1999
                                                                            --------------    ---------------
                                                                                     (In thousands)


Net income/(loss)                                                                 $ 2,543          $ (15,069)
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by/(used in) operating activities:
       Deferred compensation expense                                                  662                  -
       Web site one-time gain                                                        (524)                 -
       Changes in assets and liabilities:
           Accounts receivable                                                        215                109
           Prepaid expenses                                                          (402)            (1,211)
           Distribution agreements                                                   (643)               826
           Other long-term assets                                                      83                  -
           Accounts payable                                                        (1,628)             6,227
           Payable to FTDI                                                          7,004                266
           Unearned revenue                                                            13                (55)
           Other accrued liabilities                                                 (125)               524
                                                                            --------------    ---------------

Net cash and cash equivalents provided by/(used in) operating activities            7,198             (8,383)
                                                                            --------------    ---------------

Net cash and cash equivalents used in investing activities:
       Software development costs                                                      --             (2,509)
                                                                            --------------    ---------------

Net cash and cash equivalents provided by financing activities:
       Deferred offering expenses                                                      --              1,062
       Accrued offering expenses                                                       --               (274)
       Proceeds from the issuance of common stock                                      --             35,183
                                                                            --------------    ---------------

Net cash and cash equivalents provided by financing activities                         --             35,971
                                                                            --------------    ---------------

Net increase in cash and cash equivalents                                           7,198             25,079

Cash and cash equivalents, beginning of period                                     17,961              8,205
                                                                            --------------    ---------------

Cash and cash equivalents, end of period                                         $ 25,159           $ 33,284
                                                                            ==============    ===============



              See accompanying notes to financial statements.

                                  FTD.COM INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

         FTD.COM INC. (the "Company" or "FTD.COM") is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the WWW.FTD.COM Web site in 1994. The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality guarantee and service standards. Throughout the year, the Company offers over 400 floral arrangements and over 600 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals for holidays and everyday occasions. Product offerings are available at prices ranging from $17.99 to approximately $200.00.

         The Company is a majority-owned subsidiary of Florists' Transworld Delivery, Inc. ("FTDI"). FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation ("IOS"). The Company was incorporated as a Delaware corporation in May 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B Common Stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the floral and specialty gift consumer business.

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes thereto for the fiscal year ended June 30, 2000. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Due to seasonal variations in the Company's business, operating results for the three-month period ended December 31, 2000 are not necessarily indicative of the results that might be expected for the fiscal year ended June 30, 2001. In addition, certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 3.  UNEARNED REVENUE

         Unearned revenue represents order revenues associated with floral and specialty gift orders that were placed on or prior to the period end date and will be delivered after the period end date. This revenue will be recognized, together with the related cost of goods sold, when the order is fulfilled.

NOTE 4.  DISTRIBUTION AGREEMENTS

         The Company has entered into Internet distribution agreements pursuant to which the Company will receive various services, including advertising space on shopping and search-oriented Web sites, portal links to the Company's Web site and marketing of the Company's product offerings through co-branded Web sites. Pursuant to the terms of these agreements, at December 31, 2000, the Company had future commitments to pay total fixed fees of $2.3 million, including $2.2 million due in the remainder of fiscal year 2001. In addition, some of these distribution agreements obligate the Company to pay variable fees based on a percentage of net order revenues (as defined in the various agreements) generated as a result of each such distribution agreement. The Company records expenses related to these agreements ratably over the contract term. During the three- and six-month periods ended December 31, 2000, the Company recorded $1.7 million and $3.4 million of marketing and promotions expense, respectively, related to these distribution agreements, compared to $3.1 million and $4.7 million recorded for the three- and six-month periods ended December 31, 1999, respectively.

NOTE 5.  INCOME TAXES

         For the three- and six-month periods ended December 31, 2000, the Company reported pretax income of $2.3 million and $2.5 million, respectively, resulting in income taxes of $0.9 million and $1.0 million, respectively, at an effective rate of 40%. The Company reduced its valuation allowance by the amount of the income taxes recorded in the six months ended December 31, 2000, thereby realizing a portion of the tax assets that had been recorded by the Company for the prior fiscal year pursuant to the tax sharing agreement with IOS and FTDI. The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

         For the three- and six-month periods ended December 31, 1999, the Company incurred losses that provided tax benefits of $4.5 million and $6.0 million, respectively, at an effective rate of 40%. The Company had recorded a valuation allowance for the entire tax benefit amount of $6.0 million for the related six-month period.

NOTE 6.  BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE

         The Company computes net income/(loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, the computation of basic and diluted net income/(loss) per share for the three- and six-month periods ended December 31, 2000 and 1999 are as follows:



                                                              Three Months Ended                 Six Months Ended
                                                                   December 31,                     December 31,
                                                         ------------------------------   -------------------------------
                                                             2000            1999             2000             1999
                                                         --------------  --------------   --------------  ---------------
                                                                           (in thousands, except per share data)


Net income/(loss)                                              $ 2,290       $ (11,219)         $ 2,543        $ (15,069)
                                                         ==============  ==============   ==============  ===============

Weighted average basic shares of Common Stock
 outstanding                                                    47,300          47,234           47,300           44,127
Effect of dilutive securities - unvested restricted
 shares of Class A Common Stock                                  1,335              --            1,343               --
                                                         --------------  --------------   --------------  ---------------
Weighted average diluted shares of Common Stock
 outstanding                                                    48,635          47,234           48,643           44,127
                                                         ==============  ==============   ==============  ===============

Basic net income/(loss) per share of Common Stock               $ 0.05         $ (0.24)          $ 0.05          $ (0.34)
                                                         ==============  ==============   ==============  ===============
Diluted net income/(loss) per share of Common Stock             $ 0.05         $ (0.24)          $ 0.05          $ (0.34)
                                                         ==============  ==============   ==============  ===============




During the three- and six-month periods ended December 31, 2000, options to purchase 108,000 shares of Class A Common Stock at prices ranging from $2.88 to $8.00 per share were not included in the computation of diluted net income per share of Common Stock because the exercise prices for the options were greater than the average market price of the Company's Class A Common Stock during such periods, therefore their effect was anti-dilutive. All outstanding shares of Class B Common Stock are owned by FTDI.

NOTE 7.  INTERCOMPANY AGREEMENTS

         The Company engages in various transactions with its parent, FTDI, in the normal course of the Company's business. Effective as of July 1, 1999, the Company began to record revenues related to fees paid by FTDI to the Company for the hosting of florists' Web sites through the WWW.FTD.COM Internet site. In addition, FTDI pays the Company commission revenues for floral orders that are cleared through the FTD Clearinghouse.

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

         Effective as of June 1, 1999, the Company and FTDI entered into an Intercompany Services Agreement, which covers technical and administrative services, facilities and occupancy, Internet/telecom usage and other services that are provided to the Company by FTDI. Technical and administrative services include employee and other departmental costs for the technical, human resources, accounting, administrative and legal departments. In consideration for these services, FTDI has allocated a portion of its departmental costs related to the services it provides to the Company. The allocations were estimated using proportional cost allocation methods, plus an additional general and administrative charge of 5% of the value of the services utilized. These costs are classified as technology development expenses and general and administrative expenses, as appropriate.

         The Company does not maintain separate physical facilities. It leases space from FTDI and is charged rent based upon an estimate of prevailing market rates for similar facilities. The Company is also charged a pro-rata share, based on square footage used by the Company, for utilities, property taxes and other occupancy costs. Internet/telecom usage costs include an allocation of monthly depreciation for all hardware and software based on usage by the Company, as well as monthly rates for telecommunications expenses of the Company. These costs are classified as general and administrative expenses.

         The Company uses FTDI's trademarks in connection with the sale of floral and specialty gift products through its Web site and toll-free telephone number. The Company is a party to a license agreement with FTDI that includes provisions for royalty payments from the Company to FTDI of 1% of the Company's order revenues and service fees, a 99-year term and termination, at FTDI's option, under certain circumstances in the event that ownership of 20% or more of the Company is acquired by a person or group not affiliated with FTDI. Royalty expense associated with FTDI's trademarks has been included in general and administrative expenses.

         The Company's results of operations include the following expense transactions with FTDI:


                                                  Three Months Ended                  Six Months Ended
                                                     December 31,                       December 31,
                                            -------------------------------    --------------------------------
                                                 2000             1999              2000             1999
                                            ----------------   ------------    ----------------  --------------
                                                               (In thousands and unaudited)

Costs of fulfillment and processing service          $ 532           $438               $ 791           $ 651
Technology development                                 102            403                 210             838
General and administrative                             796            616               1,440           1,209



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FTD.COM is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the WWW.FTD.COM Web site in 1994. The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population. The majority of floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM's quality guarantee and service standards. Throughout the year, the Company offers over 400 floral arrangements and over 600 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals for holidays and everyday occasions. Product offerings are available at prices ranging from $17.99 to approximately $200.00.

         The Company is a majority-owned subsidiary of FTDI. FTDI is a wholly-owned subsidiary of IOS. The Company was incorporated as a Delaware corporation in May 1999 and at such time began to retain its own earnings. In consideration for the receipt of 40,920,000 shares of Class B Common Stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the floral and specialty gift consumer business.

         The Company's revenues and operating results may vary from quarter to quarter because of seasonal fluctuations in the Company's business. For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral holidays, which include Valentine's Day, Easter, Mother's Day, Thanksgiving and Christmas, falls within that quarter. In addition, depending on the year, the popular floral holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30. As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding fiscal year may be of limited relevance in evaluating the Company's historical financial performance and predicting the Company's future performance.

RESULTS OF OPERATIONS

         The following is a discussion of changes in the Company's financial condition and results of operations for the three- and six-month periods ended December 31, 2000 compared to the same periods of the prior fiscal year.

TOTAL REVENUES



                                          Three Months Ended                    Six Months Ended
                                             December 31,                         December 31,
                                         ----------------------    %          ----------------------     %
                                           2000        1999      Change          2000       1999      Change
                                         ---------- ----------- ----------    ----------- ---------- ----------
                                             (in thousands)                       (in thousands)


Order revenues and service fees,
    net of discounts                       $29,278     $20,947        40%        $45,520    $31,723        43%
Commissions from FTDI                        2,247       1,714        31%          3,533      2,683        32%

Other, principally from FTDI                   926         927        N/M          1,642      1,625         1%
                                         ---------- -----------               ----------- ----------
Total revenues                             $32,451     $23,588        38%        $50,695    $36,031        41%
                                         ========== ===========               =========== ==========



         Total revenues increased $8.9 million, or 38%, and $14.7 million, or 41%, for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. The increases were primarily attributable to increases in order volume and average order value.

         Order revenues and service fees, net of discounts, increased $8.4 million, or 40%, and $13.8 million, or 43%, for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. Total order volume for the three- and six-month periods ended December 31, 2000 was 513,686 and 788,765, respectively, representing a 34% and 36% increase, respectively, over the same periods of the prior fiscal year. The increases were primarily a result of increases in Internet orders for the three- and six-month periods ended December 31, 2000 of 51% and 56%, respectively, over the same periods of the prior fiscal year, partially offset by a decrease in telephone orders. The decrease in telephone orders was partially attributable to the conversion of phone customers to Internet customers. Internet orders were 83% of total orders for both of the three- and six-month periods ended December 31, 2000 compared to 74% and 72%, respectively, for the same periods of the prior fiscal year. Average order value increased 4.4% and 5.8%, respectively, for the three- and six-month periods ended December 31, 2000 to $57.00 per order and $57.71 per order, respectively.

         Commission revenues increased $0.5 million, or 31%, and $0.8 million, or 32%, for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. The increases in commission revenues paid by FTDI to the Company were due to increases in order volume. Pursuant to an incentive program in effect from July 1998 through September 1999 and a commission agreement in effect since October 1999, FTDI pays the Company a $5.00 commission for every floral order that the Company clears through the FTD Clearinghouse.

         Other revenues remained consistent with the same period of the prior fiscal year. Other revenues consist primarily of fees paid by FTDI to the Company, beginning as of July 1, 1999, for the hosting of florists' Web sites through the WWW.FTD.COM Web site.

COSTS OF FULFILLMENT AND PROCESSING SERVICE



                                               Three Months Ended                  Six Months Ended
                                                  December 31,            %          December 31,            %
                                             ------------------------            ----------------------
                                                2000         1999      Change       2000       1999       Change
                                             ------------ ----------- ---------- ----------- ---------- ------------
                                                 (in thousands)                     (in thousands)


Costs of fulfillment and processing service      $22,892     $16,955        35%     $35,637    $25,915          38%



         Costs of fulfillment and processing service increased $5.9 million, or 35%, and $9.7 million, or 38%, for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. These increases were primarily due to increases in order revenues, which were a result of increases in both order volume and average order value. Gross profit margins increased to 29.5% and 29.7% for the three- and six-month periods ended December 31, 2000, respectively, compared to 28.1% for both of the same periods of the prior fiscal year. The increases in gross profit margins were primarily the result of an increase in specialty gift orders, which typically have higher gross profit margins, and improvements in order processing. Specialty gift orders comprised 10.7% and 9.3% of total orders for the three- and six-month periods ended December 31, 2000, respectively, compared to 5.7% and 4.7%, respectively, for the same periods of the prior fiscal year.

MARKETING AND PROMOTIONS


                                          Three Months Ended                  Six Months Ended
                                             December 31,                       December 31,
                                         ----------------------     %       ----------------------     %
                                           2000        1999      Change        2000        1999      Change
                                         ---------- ----------- ----------  -----------  ---------  ---------
                                            (in thousands)                     (in thousands)


Marketing and promotions                    $4,261     $14,426      (70%)       $6,655     $18,668    (64%)



         Marketing and promotions expenses decreased $10.1 million and $12.0 million for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. The decreases were primarily due to a decrease in offline advertising expenses, which resulted from the Company's shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention. FTD.COM's customer acquisition initiatives included online, affinity and corporate marketing efforts, while its retention efforts included direct mail catalogs and e-mail marketing.

         Further complementing the Company's current marketing program are the independent, though closely aligned, marketing efforts of FTD.COM's parent company, FTDI, which are focused on promoting the FTD brand. This marketing synergy reduces the need for FTD.COM to separately promote its brand and has allowed FTD.COM to focus its marketing efforts on customer acquisition and retention.

         In connection with the marketing and promotional efforts of the Company and its parent, the Company's total customer base (defined as all persons who have purchased at least once through the WWW.FTD.COM Web site or the 1-800-SEND-FTD telephone number) increased by 16%, or 399,055 customers, to 2,828,588 customers as of December 31, 2000 from 2,429,533 customers as of June 30, 2000. For the same period of the prior fiscal year, the total customer base increased 23%, or 330,095 customers, to 1,795,557 customers as of December 31, 1999 from 1,465,462 customers as of June 30, 1999.

TECHNOLOGY DEVELOPMENT


                                          Three Months Ended                  Six Months Ended
                                             December 31,                       December 31,
                                         ----------------------    %        ----------------------     %
                                           2000        1999      Change        2000        1999      Change
                                         ---------- ----------- ----------  -----------  ---------  ---------
                                            (in thousands)                     (in thousands)


Technology development                        $456      $1,631    (72%)       $1,315      $3,322      (60%)



         Excluding a $0.5 million one-time, non-cash gain recorded in the second quarter of fiscal year 2001, technology development expenses decreased $0.6 million and $1.5 million for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. The decreases were primarily due to a higher level of prior year expenses associated with costs that were not capitalized related to an unlaunched version of the Company's Web site. The decreases were partially offset by an increase in current year costs related to the hosting of the Company's Web site attributable to increased order volume, as well as an increase in current year costs related to the hiring of additional employees in the technology area. These additional employees were primarily hired in the third quarter of fiscal year 2000.

         The one-time, non-cash gain of $0.5 million was attributable to the settlement of a third-party vendor cancellation fee for less than the amount originally accrued in the fourth quarter of fiscal year 2000. This original accrual was part of the one-time charge associated with the write-off of development work related to an unlaunched version of the Company's Web site.

GENERAL AND ADMINISTRATIVE


                                          Three Months Ended                   Six Months Ended
                                             December 31,                         December 31,
                                         ----------------------     %        ----------------------     %
                                           2000        1999      Change        2000        1999      Change
                                         ---------- ----------- ----------  -----------  ---------  ---------
                                            (in thousands)                     (in thousands)


General and administrative                 $2,797      $2,395      17%         $5,069     $3,893       30%




         General and administrative expenses increased $0.4 million, or 17%, and $1.2 million, or 30%, for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. The increases were due in part to deferred compensation expense related to restricted stock grants made in the fourth quarter of fiscal year 2000. In addition, customer service costs and royalty expenses increased due to the 34% and 36% growth in order volume for the three- and six-month periods ended December 31, 2000, respectively, compared to the same periods of the prior fiscal year. These increases were partially offset by efficiencies realized in the current fiscal year quarter related to reduced levels of other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had cash and cash equivalents of $25.2 million, compared to $33.3 million at December 31, 1999. The Company's future liquidity requirements are expected to consist primarily of working capital needs, including marketing and promotions expenses and expenditures for software development costs. The Company has future commitments of $2.3 million related to Internet distribution agreements, as described in Note 4 of the Notes to Financial Statements.

         Net cash provided by operating activities was $7.2 million for the six-month period ended December 31, 2000 compared to net cash used in operating activities of $8.4 million for the six-month period ended December 31, 1999. Net cash provided by operating activities for the six-month period ended December 31, 2000 was primarily attributable to an increase in the payable to FTDI and net income of $2.5 million reported for such period. The net cash used in operating activities for the six-month period ended December 31, 1999 was primarily attributable to the net loss of $15.1 million reported for such period, which was partially offset by an increase in accounts payable.

         The Company did not make any capital expenditures during the six-month period ended December 31, 2000, and, therefore, reported no cash used in investing activities for such period. Net cash used in investing activities was $2.5 million for the six-month period ended December 30, 1999 and consisted of software development costs that were capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, and EITF 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. Subsequent to capitalization, the capitalized assets were written-off as part of the one-time charge recorded in the fourth quarter of fiscal year 2000 associated with the development work related to an unlaunched version of the Company's Web site.

         The Company had no net cash provided by or used in financing activities for the six-month period ended December 31, 2000. Net cash provided by financing activities for the six-month period ended December 31, 1999 of $36.0 million was a result of the net proceeds from the Company's initial public offering, including amounts attributable to the exercise of the underwriters' over-allotment option.

          In the remainder of fiscal year 2001, the Company intends to continue to reduce its marketing and promotions expenditures compared to the prior year, as it continues to shift from a marketing program primarily focused on customer acquisition to a more balanced program of customer acquisition and retention. Complementing these initiatives are the independent, though closely aligned, marketing efforts of FTDI, which are focused on promoting the FTD brand. In addition, the Company plans to continue to invest in expanding its product offerings and improving its Web site and the infrastructure supporting customer service. The scope of these programs and investments is expected to be affected in the near term by the amount of future cash flows from operations. The Company believes that its existing cash and future cash flows from operations will be sufficient to execute its current business plan. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company's liquidity requirements or cause the Company to seek to issue additional equity or debt. Beyond June 30, 2001, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs to raise additional capital, the Company may seek to sell additional equity or raise debt from third-party sources or its parent. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company's operations. There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEFERRED TAX ASSET

         For the three- and six-month periods ended December 31, 2000, the Company reported pretax income of $2.3 million and $2.5 million, respectively, resulting in income taxes of $0.9 million and $1.0 million, respectively, at an effective rate of 40%. The Company reduced its valuation allowance by the amount of the income taxes recorded in the six months ended December 31, 2000, thereby realizing a portion of the tax assets that had been recorded by the Company for the prior fiscal year, pursuant to the tax sharing agreement with IOS and FTDI. The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

         For the three- and six-month periods ended December 31, 1999, the Company incurred losses that provided tax benefits of $4.5 million and $6.0 million, respectively, at an effective rate of 40%. The Company had recorded a valuation allowance for the entire tax benefit amount of $6.0 million for the related six-month period.

FORWARD-LOOKING INFORMATION

         Except for the historical information contained in this report, certain statements made herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's expectations, assumptions, estimates and projections regarding its future results of operations, cash flow, profitability, revenue growth, business prospects, marketing opportunities and liquidity requirements. Words such as "anticipates," "believes," "plans," "expects," "estimates" and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. The forward-looking statements reflect the Company's current beliefs and expectations and are based on information currently available to the Company. Accordingly, these statements are subject to various risks, uncertainties and other factors that could cause the Company's actual results of operations, cash flow, profitability, revenue growth, business prospects, marketing opportunities and liquidity requirements to differ from those expressed in, or implied by, these forward-looking statements. Actual results of operations, financial performance, business prospects, marketing opportunities and liquidity requirements could differ materially from those expressed in, or implied by, these forward-looking statements as a result of the success of FTD.COM's and its parent's marketing campaigns; FTD.COM's ability to retain customers and increase average order value; acceptance of newly introduced products; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company's ability to manage or reduce its level of expenses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company's ability to execute its current business plan without additional capital infusions; the availability of additional liquidity, if needed; the Company's ability to increase capacity and introduce enhancements to its Web site; the Company's ability to integrate additional partners or acquisitions, if any are identified; and the existence of system failures. Additional risks, uncertainties and other factors are described in the Company's reports and other documents that the Company has filed and will file with the Securities and Exchange Commission. The Company does not intend to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 2000, the Company was not party to any significant financing arrangements. The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents. Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

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

          From the date of the closing of the IPO through December 31, 2000, the Company has utilized all $35.2 million of the offering proceeds as follows:

- $31.5 million to fund advertising, promotion and other marketing activities; and
- $3.7 million for capital expenditures, including technology and physical infrastructure, of which $3.5 million was subsequently written-off as part of the $4.4 million one-time charge recorded in the fourth quarter of fiscal year 2000 associated with the development work related to an unlaunched version of the Company's Web site.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 14, 2000, the Company held its Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, on the following matters:

         1. To elect seven directors to serve until the 2001 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

         2. To ratify the appointment of KPMG LLP as the Company's independent auditors for the fiscal year ending June 30, 2001.

The results of the stockholder votes were as follows:

Proposal 1 - Election of seven directors:


                                    FOR        ABSTAIN
                                 ----------   ----------

Richard C. Perry                 46,978,441   27,804
Michael J. Soenen                46,975,776   30,469
Habib Y. Gorgi                   46,963,941   42,304
Samuel I. Hill                   46,947,751   58,494
Veronica K. Ho                   46,969,391   36,854
Richard M. Owen                  46,948,901   57,344
Gary K. Silberberg               46,975,876   30,369



Proposal 2 - Ratification of the appointment of KPMG LLP:


                                     FOR             AGAINST          ABSTAIN
                                ------------       ------------      ---------


Appointment of KPMG LLP           46,940,764           61,645           3,836


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FTD.COM INC.

Date:  January 26, 2001         By: /s/ Carrie A. Wolfe
       ----------------            --------------------

                                   Carrie A. Wolfe
                                   Vice President, Finance and Accounting
                                   (Principal Financial and Accounting Officer)