Form 10-Q
period 2001-03-31
FTD COM INC
filed 2001-04-24
CIK 1086759

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER 0-26779

                                  FTD.COM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                              36-4294509
  (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)

                              3113 WOODCREEK DRIVE
                          DOWNERS GROVE, ILLINOIS 60515
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant's telephone number, including area code:  (630) 724-6200

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

    As of April 23, 2001, there were 8,224,614 outstanding shares of the Registrant's Class A common stock, par value $.01 per share ("Class A Common Stock"), and 40,395,000 outstanding shares of the Registrant's Class B common stock, par value $.01 per share ("Class B Common Stock" and, together with Class A Common Stock, "Common Stock").

                                      INDEX

                                  FTD.COM INC.

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----
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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                   FTD.COM INC.
                                                  BALANCE SHEETS
                                        (In thousands, except share data)

                                                                                                         March 31,     June 30,
ASSETS                                                                                                     2001          2000
------                                                                                                  -----------    --------
                                                                                                        (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                                           $ 22,208     $ 17,961
      Accounts receivable, net                                                                                 263          417
      Prepaid expenses                                                                                         797          297
      Distribution agreements                                                                                  328          142
                                                                                                          --------     --------
             Total current assets                                                                           23,596       18,817
                                                                                                          --------     --------

LONG-TERM ASSETS:
      Software development costs and computer equipment at cost, net                                            83          150
      Other long-term assets                                                                                     -          252
                                                                                                          --------     --------
             Total long-term assets                                                                             83          402
                                                                                                          --------     --------
             Total assets                                                                                 $ 23,679     $ 19,219
                                                                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                                    $  4,731     $  7,281
      Payable to FTDI                                                                                        3,027        1,866
      Unearned revenue                                                                                         322          221
      Other accrued liabilities                                                                                952        1,079
                                                                                                          --------     --------
             Total current liabilities                                                                       9,032       10,447
                                                                                                          --------     --------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
           issued and outstanding at March 31, 2001 and June 30, 2000                                            -            -
      Class A common stock, $.01 par value; 250,000,000 shares authorized; 8,224,614 shares issued and
           outstanding at March 31, 2001; 8,259,614 shares issued and outstanding at June 30, 2000              82           83
      Class B common stock, $.01 par value; 100,000,000 shares authorized; 40,395,000
           shares issued and outstanding at March 31, 2001 and June 30, 2000                                   404          404
      Additional paid-in capital                                                                            47,893       47,994
      Deferred compensation                                                                                 (2,784)      (3,867)
      Retained deficit                                                                                     (30,948)     (35,842)
                                                                                                          --------     --------
             Total stockholders' equity                                                                     14,647        8,772
                                                                                                          --------     --------
             Total liabilities and stockholders' equity                                                   $ 23,679     $ 19,219
                                                                                                          ========     ========

                                See accompanying notes to financial statements.

                                                  FTD.COM INC.
                                            STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                Three Months Ended        Nine Months Ended
                                                                    March 31,                 March 31,
                                                              ---------------------     ---------------------
                                                               2001         2000          2001        2000
                                                             --------     --------      --------     --------
                                                                   (In thousands, except per share data)
Revenues:
       Order revenues and service fees, net of discounts     $ 32,686     $ 23,870      $ 78,206     $ 55,593
       Commissions from FTDI                                    2,374        1,852         5,907        4,535
       Other, from FTDI                                         1,024          828         2,666        2,453
                                                             --------     --------      --------     --------

Total revenues                                                 36,084       26,550        86,779       62,581

       Costs of fulfillment and processing service             25,612       18,891        61,249       44,806
                                                             --------     --------      --------     --------

Gross profit                                                   10,472        7,659        25,530       17,775

Operating expenses:
       Marketing and promotions                                 4,059       11,736        10,714       30,404
       Technology development                                   1,452        2,299         2,767        5,621
       General and administrative                               2,986        2,592         8,055        6,485
                                                             --------     --------      --------     --------

Total operating expenses                                        8,497       16,627        21,536       42,510
                                                             --------     --------      --------     --------

Income/(loss) from operations                                   1,975       (8,968)        3,994      (24,735)
Interest income                                                   376          475           900        1,173
                                                             --------     --------      --------     --------

Income/(loss) before income taxes                               2,351       (8,493)        4,894      (23,562)
Income tax expense/(benefit)                                     --           --            --           --
                                                             --------     --------      --------     --------

Net income/(loss)                                            $  2,351     $ (8,493)     $  4,894     $(23,562)
                                                             ========     ========      ========     ========


Basic net income/(loss) per share of common stock            $   0.05     $  (0.18)     $   0.10     $  (0.52)
                                                             ========     ========      ========     ========
Diluted net income/(loss) per share of common stock          $   0.05     $  (0.18)     $   0.10     $  (0.52)
                                                             ========     ========      ========     ========

                                See accompanying notes to financial statements.

                                                   FTD.COM INC.
                                              STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------
                                                                                     (In thousands)
Net income/(loss)                                                               $  4,894      $(23,562)
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by/(used in) operating activities:
        Deferred compensation expense                                                981            26
        Depreciation and amortization                                                344          --
        Web site one-time gain                                                      (524)         --
        Changes in assets and liabilities:
            Accounts receivable                                                      154           (53)
            Prepaid expenses                                                        (500)         (961)
            Distribution agreements                                                 (186)          794
            Other long-term assets                                                   252          (294)
            Accounts payable                                                      (2,026)        6,773
            Payable to FTDI                                                        1,161         1,842
            Unearned revenue                                                         101           274
            Other accrued liabilities                                               (127)        1,076
                                                                                --------      --------

Net cash and cash equivalents provided by/(used in) operating activities           4,524       (14,085)
                                                                                --------      --------

Net cash and cash equivalents used in investing activities:
        Software development costs and computer equipment                           (277)       (3,187)
                                                                                --------      --------

Net cash and cash equivalents provided by financing activities:
        Deferred offering expenses                                                  --           1,062
        Accrued offering expenses                                                   --            (638)
        Proceeds from the issuance of common stock                                  --          35,183
                                                                                --------      --------

Net cash and cash equivalents provided by financing activities                      --          35,607
                                                                                --------      --------

Net increase in cash and cash equivalents                                          4,247        18,335

Cash and cash equivalents, beginning of period                                    17,961         8,205
                                                                                --------      --------

Cash and cash equivalents, end of period                                        $ 22,208      $ 26,540
                                                                                ========      ========


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

NOTE 2.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes thereto for the fiscal year ended June 30, 2000. The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. Due to seasonal variations in the Company's business, operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that might be expected for the fiscal year ended June 30, 2001. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3.  UNEARNED REVENUE

         Unearned revenue represents order revenues associated with floral and specialty gift orders that were placed on or prior to the period end date and will be delivered after the period end date. This revenue will be recognized, together with the related cost of goods sold, when the order is fulfilled.

NOTE 4.  DISTRIBUTION AGREEMENTS

         The Company has entered into Internet distribution agreements pursuant to which the Company will receive various services, including advertising space on shopping and search-oriented Web sites, portal links to the Company's Web site and marketing of the Company's product offerings through co-branded Web sites. Pursuant to the terms of these agreements, at March 31, 2001, the Company had future commitments to pay total fixed fees of $1.4 million, including $1.2 million due in the remainder of fiscal year 2001. The Company records expenses related to the fixed fee portion of these agreements ratably over the contract term. During the three- and nine-month periods ended March 31, 2001, the Company recorded $1.5 million and $4.9 million of marketing and promotions expense, respectively, related to the fixed fee portions of these distribution agreements, compared to $3.2 million and $7.9 million recorded for the three- and nine-month periods ended March 31, 2000, respectively. In addition, some of these distribution agreements obligate the Company to pay variable fees based on a percentage of net order revenues (as defined in the various agreements) generated as a result of each such distribution agreement.

NOTE 5.  INCOME TAXES

         The Company is party to a tax sharing agreement with IOS and FTDI. This agreement governs the use and allocation of the Company's tax assets. For the three- and nine-month periods ended March 31, 2001, the Company reported pretax income of $2.4 million and $4.9 million, respectively, resulting in income taxes of $0.9 million and $2.0 million, respectively, at an effective rate of 40%. The Company reduced its valuation allowance by the amount of the income taxes recorded in the nine months ended March 31, 2001, thereby realizing a portion of the tax assets that had been recorded by the Company for the prior fiscal year. The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

         For the three- and nine-month periods ended March 31, 2000, the Company incurred losses that provided tax benefits of $3.4 million and $9.4 million, respectively, at an effective rate of 40%. The Company recorded a valuation allowance for the entire tax benefit amount of $9.4 million for the related nine-month period.

NOTE 6.  BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE

         The Company computes net income/(loss) per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, the computation of basic and diluted net income/(loss) per share for the three- and nine-month periods ended March 31, 2001 and 2000 are as follows:

                                                              Three Months Ended     Nine Months Ended
                                                                    March 31,              March 31,
                                                              -------------------    -----------------
                                                                2001       2000        2001       2000
                                                              --------   --------    --------   --------
                                                                 (in thousands, except per share data)
Net income/(loss)                                             $  2,351   $ (8,493)   $  4,894   $(23,562)
                                                              ========   ========    ========   ========

Weighted average basic shares of Common Stock outstanding       47,300     47,300      47,300     45,184
Effect of dilutive securities:
    Employee stock options                                          35       --             8       --
    Unvested restricted shares of Class A Common Stock           1,327       --         1,338       --
                                                              --------   --------    --------   --------
Weighted average diluted shares of Common Stock outstanding     48,662     47,300      48,646     45,184
                                                              ========   ========    ========   ========
Basic net income/(loss) per share of Common Stock             $   0.05   $  (0.18)   $   0.10   $  (0.52)
                                                              ========   ========    ========   ========
Diluted net income/(loss) per share of Common Stock           $   0.05   $  (0.18)   $   0.10   $  (0.52)
                                                              ========   ========    ========   ========

During the three- and nine-month periods ended March 31, 2001, options to purchase 100,000 and 125,000 shares of Class A Common Stock, respectively, at prices ranging from $2.88 to $8.00 per share and $2.69 to $8.00 per share, respectively, were not included in the computation of diluted net income per share of Common Stock because the exercise prices for these options were greater than the average market price of the Company's Class A Common Stock during such periods, therefore their effect was anti-dilutive. All outstanding shares of Class B Common Stock are owned by FTDI.

NOTE 7.  INTERCOMPANY AGREEMENTS

         The Company engages in various transactions with its parent, FTDI, in the normal course of the Company's business. FTDI pays the Company commission revenues for floral orders that are cleared through the FTD Clearinghouse. Classified as other revenues, the Company records revenues for rebates received from FTDI for floral orders processed through both the FTD Clearinghouse and FTDI's credit card processing services and also records revenues related to fees paid by FTDI to the Company for the hosting of florists' Web sites through the WWW.FTD.COM Internet site.

         For orders processed through the FTD Clearinghouse, FTDI charges the Company customary clearing fees. The Company also utilizes FTDI's credit card processing services. FTDI charges the Company a percentage of the order value to utilize these credit card processing services. Costs for clearing services and credit card processing expenses are included in fulfillment and processing service expenses and are covered by the Intercompany Services Agreement between FTDI and the Company.

         The Company and FTDI are parties to an Intercompany Services Agreement that covers technical and administrative services, facilities and occupancy, Internet/telecom usage and other services that are provided to the Company by FTDI. Technical and administrative services include employee and other departmental costs for the technical, human resources, accounting, administrative and legal departments. In consideration for these services, FTDI has allocated a portion of its departmental costs related to the services it provides to the Company. The allocations were estimated using proportional cost allocation methods, plus a general and administrative charge of 5% of the value of the services utilized. These costs are classified as technology development expenses and general and administrative expenses, as appropriate.

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

         The Company's results of operations include the following expense transactions with FTDI:

                                                Three Months Ended   Nine Months Ended
                                                     March 31,           March 31,
                                                -----------------    ------------------
                                                 2001       2000       2001       2000
                                                ------     ------     ------     ------
                                                      (In thousands and unaudited)
Costs of fulfillment and processing service     $  461     $  433     $1,252     $1,084
Technology development                              96        126        306        964
General and administrative                         838        568      2,278      1,777

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

RESULTS OF OPERATIONS

         The following is a discussion of changes in the Company's financial condition and results of operations for the three- and nine-month periods ended March 31, 2001 compared to the same periods of the prior fiscal year.

TOTAL REVENUES

                                   Three Months Ended                 Nine Months Ended
                                       March 31,                          March 31,
                                  -------------------       %        ------------------       %
                                   2001        2000       Change      2001       2000       Change
                                  -------     -------    --------    -------    -------    --------
                                     (in thousands)                    (in thousands)
Order revenues and service fees,
    net of discounts              $32,686     $23,870        37%     $78,206    $55,593        41%
Commissions from FTDI               2,374       1,852        28%       5,907      4,535        30%
Other, from FTDI                    1,024         828        24%       2,666      2,453         9%
                                  -------     -------                -------    -------
Total revenues                    $36,084     $26,550        36%     $86,779    $62,581        39%
                                  =======     =======                =======    =======

         Total revenues increased $9.5 million, or 36%, and $24.2 million, or 39%, for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. The increases were primarily attributable to increases in order volume and average order value.

         Order revenues and service fees, net of discounts, increased $8.8 million, or 37%, and $22.6 million, or 41%, for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. Total order volume for the three- and nine-month periods ended March 31, 2001 was 536,184 and 1,324,949, respectively, representing a 32% and 34% increase, respectively, over the same periods of the prior fiscal year. The increases were primarily a result of increases in Internet orders for the three- and nine-month periods ended March 31, 2001 of 46% and 52%, respectively, over the same periods of the prior fiscal year, partially offset by a decrease in telephone orders. The Company believes that the decrease in telephone orders was partially attributable to the conversion of phone customers to Internet customers. Internet orders were 86% and 84% of total orders for the three- and nine-month periods ended March 31, 2001, respectively, compared to 78% and 75%, respectively, for the same periods of the prior fiscal year. Average order value increased 4% and 5%, respectively, for the three- and nine-month periods ended March 31, 2001 to $60.96 per order and $59.03 per order, respectively.

         Commission revenues increased $0.5 million, or 28%, and $1.4 million, or 30%, for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. The increases in commission revenues paid by FTDI to the Company were due to increases in order volume. Pursuant to a commission agreement, FTDI pays the Company a $5.00 commission for every floral order that the Company clears through the FTD Clearinghouse.

         Other revenues increased $0.2 million, or 24%, and $0.2 million or 9%, for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. The increases were primarily attributable to an increase in rebates received from FTDI for floral orders processed through both the FTD Clearinghouse and FTDI's credit card processing program. The rebates received are based on a percentage of the value of the floral orders processed. Revenues related to fees paid by FTDI to the Company for the hosting of florists' Web sites through the WWW.FTD.COM Web site, which are also included in other revenues, remained consistent with prior period amounts.

COSTS OF FULFILLMENT AND PROCESSING SERVICE

                                       Three Months Ended                 Nine Months Ended
                                           March 31,                          March 31,
                                      -------------------       %        ------------------       %
                                       2001        2000       Change      2001       2000       Change
                                      -------     -------    --------    -------    -------    --------
                                         (in thousands)                    (in thousands)
Costs of fulfillment and processing
    service                           $25,612     $18,891        36%     $61,249    $44,806        37%

         Costs of fulfillment and processing service increased $6.7 million, or 36%, and $16.4 million, or 37%, for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. These increases were primarily due to increases in order revenues, which were a result of increases in both order volume and average order value. Gross profit margins increased to 29.0% and 29.4% for the three- and nine-month periods ended March 31, 2001, respectively, compared to 28.8% and 28.4% for the same periods of the prior fiscal year. The increases in gross profit margins were due in part to an increase in specialty gift orders, which typically have higher gross profit margins, and improvements in order processing. Specialty gift orders comprised 9.4% of total orders for both the three- and nine-month periods ended March 31, 2001 compared to 5.3% and 4.9%, respectively, for the same periods of the prior fiscal year.

MARKETING AND PROMOTIONS

                                       Three Months Ended                 Nine Months Ended
                                           March 31,                          March 31,
                                       ------------------       %        ------------------       %
                                       2001        2000       Change      2001       2000       Change
                                       ------     -------    --------    -------    -------    --------
                                         (in thousands)                    (in thousands)
Marketing and promotions                $4,059     $11,736      (65%)     $10,714    $30,404      (65%)

         Marketing and promotions expenses decreased $7.6 million and $19.7 million for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. The decreases were primarily due to a decrease in offline advertising expenses, which resulted from the Company's shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention. FTD.COM's customer acquisition initiatives included online, affinity and corporate marketing efforts, while its retention efforts included direct mail catalogs and e-mail marketing.

         Further complementing the Company's current marketing program are the independent, though closely aligned, marketing efforts of FTD.COM's parent company, FTDI, which are focused on promoting the FTD brand. This marketing synergy reduces the need for FTD.COM to separately promote its brand and has allowed FTD.COM to focus its marketing efforts on customer acquisition and retention.

         In connection with the marketing and promotional efforts of the Company and its parent, the Company's total customer base (defined as all persons who have purchased at least once through the WWW.FTD.COM Web site or the 1-800-SEND-FTD telephone number) increased by 28%, or 683,836 customers, to 3,113,369 customers as of March 31, 2001 from 2,429,533 customers as of June 30, 2000. For the same period of the prior fiscal year, the total customer base increased 41%, or 601,387 customers, to 2,066,849 customers as of March 31, 2000 from 1,465,462 customers as of June 30, 1999.

TECHNOLOGY DEVELOPMENT

                                       Three Months Ended                    Nine Months Ended
                                           March 31,                             March 31,
                                       ------------------       %           ------------------       %
                                       2001        2000       Change         2001       2000       Change
                                       ------     -------    --------       -------    -------    --------
                                         (in thousands)                       (in thousands)
Technology development                 $1,452      $2,299      (37%)        $2,767     $5,621      (51%)

         Technology development expenses decreased $0.8 million for the three-month period ended March 31, 2001, compared to the same period of the prior fiscal year. Excluding a $0.5 million one-time, non-cash gain recorded in the second quarter of fiscal year 2001, technology development expenses decreased $2.3 million for the nine-month period ended March 31, 2001, compared to the same period of the prior fiscal year. The decreases were primarily due to a higher level of prior year expenses associated with costs that were not capitalized related to an unlaunched version of the Company's Web site and lower costs related to the hosting of the Web site in the current fiscal year periods. The decrease for the nine-month period was partially offset by an increase in current year costs related to the hiring of additional employees in the technology area. These additional employees were primarily hired in the third quarter of fiscal year 2000.

         The one-time, non-cash gain of $0.5 million was attributable to the settlement of a third-party vendor cancellation fee for less than the amount originally accrued in the fourth quarter of fiscal year 2000. This original accrual was part of the one-time charge associated with the write-off of development work related to an unlaunched version of the Company's Web site.

GENERAL AND ADMINISTRATIVE

                              Three Months Ended                  Nine Months Ended
                                  March 31,                           March 31,
                             -------------------       %         ------------------       %
                              2001        2000       Change       2001       2000       Change
                             -------     -------    --------     -------    -------    --------
                                (in thousands)                     (in thousands)
General and administrative    $2,986      $2,592      15%         $8,055     $6,485      24%

         General and administrative expenses increased $0.4 million, or 15%, and $1.6 million, or 24%, for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. The increases were due in part to deferred compensation expense related to restricted stock grants made in the fourth quarter of fiscal year 2000. In addition, customer service costs and royalty expenses increased due to the 32% and 34% growth in order volume for the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior fiscal year. These increases were partially offset by efficiencies realized in the current fiscal year three- and nine-month periods related to reduced levels of other administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had cash and cash equivalents of $22.2 million, compared to $26.5 million at March 31, 2000. The Company's future liquidity requirements are expected to consist primarily of working capital needs, including marketing and promotions expenses and expenditures for software development costs and computer equipment. The Company has future commitments of $1.4 million related to Internet distribution agreements, as described in Note 4 of the Notes to Financial Statements.

         Net cash provided by operating activities was $4.5 million for the nine-month period ended March 31, 2001 compared to net cash used in operating activities of $14.1 million for the nine-month period ended March 31, 2000. Net cash provided by operating activities for the nine-month period ended March 31, 2001 was primarily attributable to net income of $4.9 million reported for such period and an increase in the payable to FTDI, partially offset by a decrease in accounts payable. The net cash used in operating activities for the nine-month period ended March 31, 2000 was primarily attributable to the net loss of $23.6 million reported for such period, partially offset by an increase in accounts payable and the payable to FTDI.

         Net cash used in investing activities was $0.3 million for the nine-month period ended March 31, 2001 and consisted primarily of capitalized software development costs. Net cash used in investing activities was $3.2 million for the nine-month period ended March 31, 2000 and also consisted primarily of software development costs. All software development costs were capitalized in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, and EITF 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. Subsequent to capitalization, the assets capitalized during the nine months ended March 31, 2000 were written-off as part of the one-time charge recorded in the fourth quarter of fiscal year 2000 associated with the development work related to an unlaunched version of the Company's Web site.

         The Company had no net cash provided by or used in financing activities for the nine-month period ended March 31, 2001. Net cash provided by financing activities for the nine-month period ended March 31, 2000 of $35.6 million was a result of the net proceeds from the Company's initial public offering, including amounts attributable to the exercise of the underwriters' over-allotment option.

         During the remainder of fiscal year 2001, the Company intends to continue to execute on its program of reducing its marketing and promotions expenditures, compared to the prior year period. This program includes a shift from a marketing program primarily focused on customer acquisition to a more balanced program of customer acquisition and retention. Complementing these initiatives are the independent, though closely aligned, marketing efforts of FTDI, which are focused on promoting the FTD brand. The Company believes that its existing cash and future cash flows from operations will be sufficient to execute its current business plan. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company's liquidity requirements or cause the Company to seek to issue additional equity or debt. Beyond June 30, 2001, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs to raise additional capital, the Company may seek to sell additional equity or raise debt from third-party sources or its parent. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company's operations. There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company's business, financial condition and results of operations.

DEFERRED TAX ASSET

         The Company is party to a tax sharing agreement with IOS and FTDI. This agreement governs the use and allocation of the Company's tax assets. For the three- and nine-month periods ended March 31, 2001, the Company reported pretax income of $2.4 million and $4.9 million, respectively, resulting in income taxes of $0.9 million and $2.0 million, respectively, at an effective rate of 40%. The Company reduced its valuation allowance by the amount of the income taxes recorded in the nine months ended March 31, 2001, thereby realizing a portion of the tax assets that had been recorded by the Company for the prior fiscal year. The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

         For the three- and nine-month periods ended March 31, 2000, the Company incurred losses that provided tax benefits of $3.4 million and $9.4 million, respectively, at an effective rate of 40%. The Company recorded a valuation allowance for the entire tax benefit amount of $9.4 million for the related nine-month period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2001, the Company was not party to any significant financing arrangements. The Company maintains a portfolio of highly liquid investments in government securities, which are classified as cash equivalents. Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceeding that management believes would adversely affect the Company's business, financial condition or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.    Description
     -----------    -----------
     10.1           Letter Agreement regarding employment of Ann Hofferberth, dated as of
                    January 8, 2001.

     10.2 Form of Confidentiality and Non-Competition Agreement, dated as of January 8, 2001, between the Company and Ann
                    Hofferberth (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-26779)).

     10.3           Form of Non-Qualified Stock Option Agreement, dated as of
                    January 8, 2001, between the Company and Ann Hofferberth for
                    125,000 shares at a price of $1.94 per share (incorporated by reference to Exhibit 4.5 to the Company's Registration
                    Statement on Form S-8 (Commission File No. 333-39846)).

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FTD.COM INC.

Date:  April 24, 2001             By: /s/ Carrie A. Wolfe
       --------------                -------------------------------------
                                     Carrie A. Wolfe
                                     Vice President, Finance and Accounting
                                     (Principal Financial and Accounting
                                     Officer)

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------
10.1       Letter Agreement regarding employment of Ann Hofferberth, dated as of
           January 8, 2001.

10.2 Form of Confidentiality and Non-Competition Agreement, dated as of January 8, 2001, between the Company and Ann Hofferberth
           (incorporated by reference to Exhibit 10.15 to the Company's Annual
           Report on Form 10-K for the fiscal year ended June 30, 2000
           (Commission File No. 0-26779)).

10.3       Form of Non-Qualified Stock Option Agreement, dated as of January 8,
           2001, between the Company and Ann Hofferberth for 125,000 shares at a price of $1.94 per share (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Commission File No.
           333-39846)).