Form 10-K
period 2001-06-30
FTD COM INC
filed 2001-08-06
CIK 1086759

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended June 30, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________.

Commission File Number 0-26779

FTD.COM INC.
 (Exact name of registrant as specified in its charter)

Delaware	36-4294509

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3113 Woodcreek Drive Downers Grove, Illinois	60515

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (630) 724-6200

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
Yes   ☒ No  ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

             The aggregate market value of the registrant’s Class A Common Stock, par value $.01 per share, held by non-affiliates of the registrant as of July 31, 2001 was $45,085,844.  As of July 31, 2001, the number of outstanding shares of Class A common stock, par value $.01 per share, of FTD.COM INC. was 8,206,743 and the number of outstanding shares of Class B common stock, par value $.01 per share, of FTD.COM INC. was 40,395,000.

Documents Incorporated by Reference:

Proxy Statement (to be filed) accompanying the notice of the annual meeting of FTD.COM INC.’s stockholders to be held on November 13, 2001 (Part III hereof).

             PART I

Item 1.  Business

General

             FTD.COM INC. (“the Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  The Company offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals.  Product offerings are available at prices ranging from $17.99 to approximately $500.00.

             The Company is a majority-owned subsidiary of Florists’ Transworld Delivery, Inc. (“FTDI”).  FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation (“IOS”).  The Company was incorporated as a Delaware corporation in May 1999 and at that time began to retain its own earnings.  In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

Product Offerings

             The Company sells exclusive FTD floral arrangements designed by FTDI, as well as traditional floral arrangements.  Specialty gifts include a wide variety of products including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, plush gifts and collectibles.  These products are available at a wide range of price points.  The following table illustrates a sample of current product offerings.

Product Type	Product Examples	Retail Price Range

FTDI Designed Arrangements	FTD® Your Day™ Bouquet FTD® Thanks a Bunch® Bouquet FTD® Birthday Party® Bouquet The Diana, Princess of Wales Bouquet—Presented by FTD® FTD®Blooming Masterpiece™ Bouquet FTD®Garden™ Basket	$30.99 to over $300.00

Traditional Arrangements	Roses, other floral bouquets and baskets	$30.99 and up

Specialty Gifts	Build-A-Bear Workshop™ Teddy Bears Blooming Cookies® San Francisco Music Box NabiscoGifts.com™ NFL®, MLB® and NASCAR® Gift Baskets	$17.99 to approx. $500.00

             FTDI designed arrangements.  FTDI designs floral arrangements and baskets for everyday and special occasions, such as birthdays, anniversaries and major holidays, including the most popular floral holidays of Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas. The Company typically offers over 400 FTDI designed arrangements throughout the year, featuring approximately 15 products in each special occasion category for the appropriate time of year.

             Traditional arrangements.  Consumers can also purchase traditional floral arrangements, such as roses, other floral bouquets and baskets, to meet their personal preferences.

             Specialty gifts.  The Company also offers specialty gift products in key categories such as plush gifts, gourmet gift baskets, bath and beauty products, garden products and collectibles.  Included in these categories are products from leading brands, such as Build-A-Bear Workshop™, Blooming Cookies®, San Francisco Music Box, NabiscoGifts.com™, NFL®, MLB® and NASCAR®.  The Company offers over 800 products in this category throughout the year.  These products are shipped directly from the vendor’s manufacturing facilities or a third party distributor to the consumer.

Transaction Execution

             The execution of an order consists of the following steps:

             Order placement

•	Internet orders – Once a customer has selected a product, the Web site prompts the customer to enter a credit card number and provide other relevant information, including the address of the recipient and a requested delivery date. This information is then transmitted over the Internet to the servers that process the order, select the fulfilling florist and communicate with FTDI’s Mercury Network, which is a scalable, redundant network that transmits orders and facilitates communication with and among FTD florists, manufacturers and third party distributors. With respect to the Mercury Network, the term “redundant network” means that several checks and balances exist to ensure that a customer’s order is processed in a timely manner.

•	Telephone orders – A sales representative collects the relevant order and credit card payment information from the customer. This information is then transmitted to the servers that process the order, select the fulfilling florist and communicate with the Mercury Network, as described above.

Order fulfillment
•	Orders fulfilled by florists – Orders are routed through the Mercury Network, to the selected fulfilling florist. The fulfilling florist fills the order by delivering the floral order directly to the recipient.

•	Orders fulfilled by manufacturers or third party distributors – Orders are routed through the Mercury Network or another predetermined method to the manufacturer or third party distributor. The manufacturer or third party distributor of the specialty gift item then sends the specialty gift item to the recipient through an express delivery service. These items typically arrive in one to five business days depending on the delivery method chosen by the customer.

Transaction Economics

             Orders placed through the Company’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, the Company processes the order, charges the customer’s credit card and transmits the order to FTDI’s Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  The Company charges the customer a service fee of $7.99 for floral orders placed through the Web site and $9.99 for floral orders placed through 1-800-SEND-FTD, prior to any promotional discounts.  A commission of $5.00 is paid to the Company by FTDI for each floral order that is cleared through the FTD Clearinghouse.

             Orders from the Company’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  The Company charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of fulfillment and processing services.  The Company does not receive a commission from FTDI for these orders.

             The Company recognizes 100% of the order value as revenue and recognizes the associated costs for fulfillment and processing services when an order is fulfilled.  Processing services costs primarily consist of fees due to FTDI for processing services and amounts related to processing orders through the Company’s toll-free telephone number, including the cost of the internal call center and amounts paid to external third party call centers and FTDI for utilization of their call center.

Competition

             The consumer markets for flowers and specialty gifts are highly competitive and highly fragmented.  The number of e-commerce Web sites competing for consumers’ attention has increased rapidly during the past several years.  The Company competes with marketers of flowers and specialty gifts who sell through various channels, including retail stores, the Internet, the telephone and catalogs.  The primary competitive factors in the floral and specialty gift markets are brand recognition, trust in the brand, Web site content and ease of use, price of products and services, fulfillment capabilities, customer service and reliability.  Our principal competitors are 1-800-FLOWERS.COM, Inc. and Proflowers.com.

Seasonality

             The Company’s revenues and operating results vary from quarter to quarter because of seasonal fluctuations in the Company’s business.  For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, falls within that quarter.  In addition, depending on the year, the popular floral and gift holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding year may be of limited relevance in evaluating the Company’s historical financial performance and predicting the Company’s future performance.

Marketing and Promotion

             In fiscal year 2000, the Company deployed an integrated marketing campaign focused on customer acquisition.  In fiscal year 2001, the Company shifted to a more balanced program focused on both customer acquisition and retention, which the Company plans to continue in fiscal year 2002.  In fiscal years 2000 and 2001, the Company’s marketing programs utilized a varying mix of offline, online, direct and customer loyalty marketing strategies.

             Offline advertising.  In fiscal year 2000, the Company utilized various offline advertising vehicles to acquire customers, including broadcast and cable television, newspaper print, magazine print, radio and outdoor advertising.  In fiscal year 2001, the Company significantly reduced its offline advertising in an effort to achieve a more balanced marketing program focused on both customer acquisition and retention.  In addition to the Company’s efforts, FTDI utilizes a wide range of offline advertising vehicles to promote the FTD brand and the Mercury Man logo, such as broadcast and cable television, newspaper print and magazine print.

             Online advertising.  The Company primarily places online advertisements and links on high traffic shopping and search- oriented Web sites.  The Company has established an advertising presence on several high-traffic Web sites, such as Yahoo! and MSN.com.

             Direct marketing/affinity programs.  Through an aggressive direct marketing campaign, the Company has developed relationships with many companies that have large consumer databases, including United Airlines, American Airlines and credit card issuers, such as American Express.  The Company utilizes statement inserts, e-mail and online placements and offers discounts, mileage awards and point awards for purchases to market to these consumers.

             Customer loyalty marketing.  The Company uses its extensive database of customer information to enhance its customer retention efforts.  For example, Internet customers can establish an account that stores an address book, occasion reminders and billing information and allows for the review of previous purchases.  The Company utilizes printed catalogs, e-mail and other direct marketing pieces to market to its existing customers.

Technology and Systems

             The Company’s Internet technology utilizes FTDI’s systems and technology licensed from outside third parties, enabling the Company to offer its customers what it believes is a convenient and user-friendly online shopping experience.

             The Company utilizes server technology in a fully redundant configuration to power its Web site.  The hosting location has the ability to handle increases in usage levels by utilizing data communication links that can add capacity in excess of historical usage levels.  The hosting of the Company’s Web site is performed by a third party vendor under an operating service agreement.  The terms of the operating service agreement, as amended, provide for variable payments, which are based on the number of completed orders, and has a one-year term expiring June 30, 2002, with mutual renewal options.  Although there are a limited number of Web site service companies, management believes that other vendors could provide the Company with these Web site services on comparable terms.  A change in Web site service companies, however, could cause a reduction in the quality, or an increase in the price of Web site services, which could adversely affect the Company’s operating results.

             The primary sources of support for the Company’s order processing and management system are fully redundant processors, which FTDI owns.  The term “redundant processors” means that there are back-up servers that remain idle or run non-critical tasks when the system is working properly.  If one of the primary processors goes down, then a back-up processor will start-up and begin to handle customer transactions.  These processors accept and validate floral and non-floral orders, assess product availability, handle credit card transaction processing, respond automatically to customer communications and facilitate florist selection.  The processors then communicate the order to the florist, third party distributor or manufacturer through the Mercury Network or another predetermined method.

             Orders generated through 1-800-SEND-FTD are processed by an internal call center and FTDI’s call center.  A portion of the orders generated through 1-800-SEND-FTD have historically been processed by a third party external call center, however, in the fourth quarter of fiscal year 2001, the Company terminated its contract with its third party external call center and is currently evaluating entering into contracts with new third party external call centers to provide services during peak holiday periods.  Having access to third party external call centers provides the Company with the flexibility to facilitate call center expansion capabilities during the peak holiday periods without additional capital expenditures.

Customer Service

             The Company operates an internal customer service center, utilizes a call center owned and operated by FTDI and also utilizes third party external call centers.  Customer service personnel are responsible for handling a customer’s general inquiries, including order, delivery and payment status inquiries.

Intellectual Property

             A portion of the Company’s intellectual property is licensed from third parties, principally FTDI.  These license arrangements include the Trademark License Agreement with FTDI, pursuant to which the Company licenses the right to use the FTD name, including the use of the FTD trademark and associated logos as part of the Company’s www.ftd.com Internet domain name and the 1-800-SEND-FTD toll-free telephone number.  In addition, a substantial portion of the technology incorporated into the Web site is based on technology licensed from the Company’s third party Web site developer, including the database and Internet server software and the associated source code.  To protect the Company’s intellectual property rights, the Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, contractual provisions and agreements with employees, customers, strategic partners and others.  Additionally, the Company depends on the third party owners of the licensed intellectual property rights to protect those rights.

Employees

             The Company employed 97 people as of July 31, 2001.  In addition, various employees of FTDI provide services to the Company pursuant to an intercompany services agreement with FTDI.  None of the employees is represented by a union, and the Company considers relations with its employees to be good.

Item 2.  Properties

             The Company’s principal offices are located at 3113 Woodcreek Drive, Downers Grove, Illinois 60515, and are shared with FTDI, which owns the property.  The Company uses a portion of this property under a space-sharing arrangement with FTDI.  The Company does not own any real estate.

Item 3.  Legal Proceedings

             The Company is not involved in any legal proceedings that management believes would adversely affect the Company’s business, results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

             None.

Item 4a.  Executive Officers of the Registrant

Name	Age	Position

Richard C. Perry	46	Chairman of the Board

Michael J. Soenen	31	President, Chief Executive Officer and Director

Ann M. Hofferberth	53	Chief Merchandising Officer

Frederick K. Johnson	54	Chief Information Officer

William J. Van Cleave	37	Vice President - Marketing

Carrie A. Wolfe	30	Chief Financial Officer

             Richard C. Perry is the President and Managing Member of Perry Capital LLC, founded in 1998, and the President of Perry Corp., both of which are private money management firms.  He founded Perry Corp. in 1988.  Mr. Perry is also a director of FTDI, IOS BRANDS Corporation and Radio & Records, Inc. and a trustee of the Allen Stevenson School and the National Advisory Board of Facing History and Ourselves.  Mr. Perry received a B.S. from the Wharton School of the University of Pennsylvania in 1977 and an M.B.A. from New York University’s Stern School of Business in 1980.  Mr. Perry has also served as an Adjunct Associate Professor at New York University’s Stern School of Business.

             Michael J. Soenen is the President, Chief Executive Officer and a director of FTD.COM.  He was Vice President - Marketing of FTDI from August 1998 until he joined FTD.COM in May 1999.  From January 1997 until August 1998, he was Director of Sales Promotion for FTDI.  Mr. Soenen was an associate at Perry Corp. from August 1996 to December 1996.  From July 1993 to July 1996, Mr. Soenen worked for Salomon Brothers Inc, an investment banking firm that is now part of Salomon Smith Barney Inc.  Mr. Soenen received a B.A. from Kalamazoo College in 1992.

             Ann M. Hofferberth is the Chief Merchandising Officer of FTD.COM.  Prior to joining the Company in January 2001, she was President of Hallmark’s Specialty Retail Group, otherwise known as Hallmark Gold Crown stores, from July 1996 to December 2000.  Ms. Hofferberth has an extensive background in specialty retailing, having held positions with Domain Home Fashions, V.F. Corporation and Casual Corner Group, Inc.  Ms. Hofferberth received a B.S. from the University of Connecticut in 1970.

             Frederick K. Johnson is the Chief Information Officer of FTD.COM.  He was Executive Vice President - Technology of FTDI from July 1997 to September 1999, when he moved to FTD.COM from FTDI.  For at least five years prior to that time, Mr. Johnson was Senior Vice President - MIS for JoAnn Stores, Inc., a retail chain of fabric and craft stores.  Mr. Johnson received a B.S. from Case Institute of Technology in 1969 and an M.B.A. from Case Western Reserve University in 1977.

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

             Carrie A. Wolfe has served as the Chief Financial Officer of FTD.COM since June 2001.  She previously served as Vice President - Finance and Accounting and Controller of FTD.COM.  Prior to joining the Company in November 1999, she was Director of Finance and Director of Financial Reporting, as well as serving in various other capacities, at Whitman Corporation, a producer and distributor of Pepsi-Cola brand products and a variety of other non-alcoholic beverage products, from October 1995 to November 1999.  From June 1992 to September 1995, Ms. Wolfe worked in the auditing group at Price Waterhouse, an independent public accounting firm.  Ms. Wolfe received a Bachelor of Accountancy from the University of Illinois in 1992 and is a Certified Public Accountant.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

             The Company’s Class A common stock is quoted on the NASDAQ National Market under the symbol “EFTD.”  There currently is no public market for the Company’s Class B common stock, all outstanding shares of which are held by FTDI.  The holders of Class A common stock have voting rights identical to holders of Class B common stock, except that holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share.  The Class B common stock is convertible into shares of Class A common stock on a one-for-one basis at the option of the holder and automatically converts into shares of Class A common stock on a one-for-one basis upon any transfer to a person other than FTDI or certain of its affiliates or successors or a strategic partner.

             The table below sets forth the high and low sales prices as reported in the NASDAQ National Market for FTD.COM Class A common stock for each quarterly period of fiscal year 2001 and fiscal year 2000, beginning with September 29, 1999, the first day of public trading.  The Company has never paid cash dividends on its capital stock and intends to retain all of its earnings to finance its operations.  The Company may incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends.

	High	Low

2001:
4th quarter (April 1 - June 30)	$7.3900	$2.8750
3rd quarter (January 1 - March 31)	$3.7500	$1.3750
2nd quarter (October 1 - December 31)	$3.5625	$1.0625
1st quarter (July 1 - September 30)	$2.5938	$1.8750

2000:
4th quarter (April 1 - June 30)	$3.5000	$1.7500
3rd quarter (January 1 - March 31)	$6.0625	$2.8750
2nd quarter (October 1 - December 31)	$8.8750	$4.5000
1st quarter (September 29 and September 30)	$12.5625	$7.8750

             There were 42 stockholders of record at July 31, 2001, excluding beneficial owners of shares registered in nominee or street name.

Changes in Securities and Use of Proceeds

             On September 28, 1999, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form S–1, as amended (File No. 333-78857), relating to the Company’s initial public offering (“IPO”) of 4,995,000 shares of Class A common stock, 495,000 shares of which were issued on October 8, 1999 upon the exercise on October 6, 1999 of an option to purchase additional shares that the Company granted to the underwriters of the offering.  In connection with the offering, the Company registered the Class A common stock under the Securities Exchange Act of 1934.

             The IPO resulted in gross proceeds of approximately $40.0 million, of which approximately $2.8 million was applied to the underwriting discount and approximately $2.0 million was applied to related expenses.  As a result, net proceeds of the offering to the Company were approximately $35.2 million.

             The Company did not make, in connection with the offering and sale of the Class A common stock, any direct or indirect payments to directors or officers of the Company or, to the Company’s knowledge, their associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

             From the date of the closing of the IPO through June 30, 2001, the Company has utilized all $35.2 million of the offering proceeds as follows:

•             $31.5 million to fund advertising, promotion and other marketing activities; and
•             $3.7 million for capital expenditures, including technology and physical infrastructure.

Item 6.  Selected Financial Data

             FTD.COM was incorporated in May 1999 to own and operate the Internet and telephone floral and specialty gift business of FTDI.  The following table sets forth selected historical data for the 1997 through 1999 fiscal years for FTDI’s consumer floral order business unit and for the 2000 and 2001 fiscal years for FTD.COM.  Although FTD.COM was not a separate company until May 1999, the financial statements present the operations of the businesses owned and operated by FTD.COM as if it had been a separate entity since July 1, 1996.  The financial data is qualified by reference to, and should be read in conjunction with, FTD.COM’s financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K.

	Year ended June 30,
	2001	2000	1999	1998	1997

	(in thousands, except per share data)
Statement of Operations:
Order revenues and service fees, net of discounts	$117,517	$87,586	$45,212	$30,423	$26,230
Commissions, from FTDI	8,941	7,245	4,148	--	--
Other, principally from FTDI	3,836	3,374	258	240	25

Total revenues	130,294	98,205	49,618	30,663	26,255
Costs of fulfillment and processing service	91,756	69,925	38,848	26,324	22,283

Gross profit	38,538	28,280	10,770	4,339	3,972

Operating expenses:
Marketing and promotions	15,191	42,901	(b) 11,991	5,995	4,864
Technology development	4,226	(a) 11,840	(c) 2,156	1,420	1,546
General and administrative	11,864	9,750	4,983	3,239	3,267

Total operating expenses	31,281	64,491	19,130	10,654	9,677

Income/(loss) from operations	7,257	(36,211)	(8,360)	(6,315)	(5,705)
Interest income/(expense)	1,236	1,609	(142)	(177)	(267)

Income/(loss) before income taxes	8,493	(34,602)	(8,502)	(6,492)	(5,972)
Income tax benefit	--	--	3,055	2,597	2,389

Net income/(loss)	8,493	(34,602)	(5,447)	(3,895)	(3,583)
Dividends on preferred stock	--	--	74	--	--

Net income/(loss) available to common stockholders	$8,493	$(34,602)	$(5,521)	$(3,895)	$(3,583)

Basic net income/(loss) per share	$0.18	$(0.75)	$(0.13)

Diluted net income/(loss) per share	$0.17	$(0.75)	$(0.13)

Weighted average basic common shares outstanding	47,351	45,879	40,920	(d)

Weighted average diluted common shares outstanding	48,661	45,879	40,920	(d)

Selected Statement of Operations Percentages:
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	29.6	28.8	21.7	14.2	15.1
Marketing and promotions	11.7	43.7	24.2	19.6	18.5
Technology and development	3.2	12.1	4.3	4.6	5.9
General and administrative	9.1	9.9	10.0	10.6	12.4

Balance Sheet Data:
Total assets	$27,156	$19,219	$11,422	$2,212	$247
Total liabilities	8,696	10,447	12,327	2,363	2,265
Stockholders’ equity (deficit)	18,460	8,772	(905)	(151)	(2,018)

(a)	In the second quarter of fiscal year 2001, the Company recorded a one-time $0.5 million gain, reflected in technology development expenses, attributable to the settlement of a third party vendor cancellation fee for less than the amount originally accrued in the fourth quarter of fiscal year 2000.

(b)	In the fourth quarter of fiscal year 2000, the Company terminated one of its Internet portal distribution agreements. In conjunction with this termination, the Company recorded a $2.3 million one-time charge, reflected in marketing and promotions expenses.

(c)	In the fourth quarter of fiscal year 2000, the Company recorded a one-time $4.4 million charge, reflected in technology development expenses, associated with the write-off of development work related to an unlaunched version of its Web site.

(d)	The 1999 pro forma weighted average basic and diluted common shares outstanding consist of 40,920,000 shares of common stock issued in conjunction with the incorporation of the Company on May 19, 1999, retroactively adjusted to reflect the 12-for-1 split of the FTD.COM Class B common stock as discussed in Note 6 of the notes to the financial statements.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

             The following discussion should be read in conjunction with the financial statements and the notes to those statements that appear elsewhere in this Form 10-K.  The following discussion contains forward–looking statements that reflect the Company’s plans, estimates and beliefs.  The Company’s actual results could differ from those discussed in the forward–looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Forward-looking statements” and elsewhere in this Form 10-K.

Overview

             FTD.COM is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  The Company offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals.  Product offerings are available at prices ranging from $17.99 to approximately $500.00.

             The Company is a majority-owned subsidiary FTDI.  FTDI is a wholly-owned subsidiary of IOS.  The Company was incorporated as a Delaware corporation in May 1999 and at that time began to retain its own earnings.  In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

             The financial statements for fiscal years prior to the fiscal year ended June 30, 2000 have been prepared as if the Company operated as a stand-alone entity since the inception of its business.  The financial information prior to the fiscal year ended June 30, 2000 may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the financial position, result of operations or cash flows of the Company would have been if it had been a separate, stand-alone corporation during the periods presented.

             In view of the rapidly changing nature of the Company’s business, its limited operating history and the seasonality of its business, the Company believes that comparisons of operating results for any period with those of the preceding period or the same period of the preceding year are not necessarily meaningful and should not be relied upon as an indication of future performance.  Revenues and operating results may vary from quarter to quarter due to a number of factors, some of which are beyond the Company’s control.  This fluctuation is primarily attributable to increased sales and advertising expenditures during the popular floral and gift holiday seasons in the fiscal quarters ending March 31, June 30 and December 31.

             Product inventory is maintained by the Company’s fulfilling florists and other third party manufacturers or distributors.  As a result, the Company does not incur ongoing expenses related to the management of that inventory and is not exposed to risks of product obsolescence or spoilage.

             Orders placed through the Company’s Web site or 1-800-SEND-FTD typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, the Company processes the order, charges the customer’s credit card and transmits the order to FTDI’s Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  The Company charges the customer a service fee of $7.99 for floral orders placed through the Web site and $9.99 for floral orders placed through 1-800-SEND-FTD, prior to any promotional discounts.

             Orders from the Company’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  The Company charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of fulfillment and processing services.  Order revenues and service fees are reported net of discounts.

             The Company recognizes 100% of the order value as revenue and recognizes the associated costs for fulfillment and processing services when the order is fulfilled.  Processing services costs primarily consist of fees due to FTDI for processing services and amounts related to processing orders through the Company’s toll-free telephone number, including the cost of the internal call center and amounts paid to external third party call centers and FTDI for utilization of their call center.

             Commission revenues represent a $5.00 commission paid to the Company by FTDI for each floral order that the Company clears through the FTD Clearinghouse, pursuant to an incentive program in effect from July 1998 through September 1999 and a commission agreement in effect since October 1999, which expires on June 30, 2002.  This agreement will automatically renew on June 30, 2002 for a three-year period ending June 30, 2005, unless notice of election not to renew is given by FTDI or the Company by December 31, 2001.  FTDI is under no obligation to pay these commissions once the commission agreement expires.  There have been no discussions between FTDI and the Company regarding the parties’ intentions with respect to the December 31 notice of non-renewal deadline.

             In fiscal year 2001, the Company shifted to a more balanced marketing program focused on both customer acquisition and retention, resulting in a reduction of its marketing and promotions expenditures due to a decrease in offline advertising.  In fiscal year 2000, the Company deployed an integrated marketing campaign focused on customer acquisition.  In fiscal years 2001 and 2000, the Company’s marketing programs utilized a varying mix of offline, online, direct and customer loyalty marketing strategies.  Marketing and promotions expenses consisted of allocations from FTDI in fiscal years prior to fiscal year 2000.  Pursuant to the Intercompany Services Agreement, effective as of June 1, 1999, FTDI no longer allocates any of its marketing and promotions costs to the Company.

             Technology development expenses consist of hosting fees and non-capitalizable costs related to improvements in the Company’s Web site.  In fiscal year 2000, technology development expenses also included costs associated with the write-off of development work related to an unlaunched version of the Company’s Web site.  In fiscal years prior to fiscal year 2000, technology development expenses were principally comprised of allocated technology costs from FTDI related to shared systems and personnel.

             General and administrative expenses primarily consist of direct corporate expenses, customer service costs, royalty expenses paid to FTDI pursuant to the Trademark Licensing Agreement with FTDI and amounts charged to the Company in connection with services provided to the Company by FTDI, related to the utilization of FTDI resources, including customer service, executive, accounting, legal and administrative personnel, space and equipment rental, facilities expenses, recruiting expenses, professional fees and other corporate expenses, pursuant to the Intercompany Services Agreement.

             Interest expense for periods prior to fiscal year 2000 was allocated using FTDI’s weighted average interest rate applied to average stockholder’s deficit, which represented FTDI’s cumulative funding of the Company’s cash requirements and results of operations until the date of incorporation.

             For periods prior to the Company’s incorporation on May 19, 1999, cumulative taxes have been settled through stockholder’s net deficit.  For periods subsequent to the Company’s incorporation, taxes are recognized pursuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company will pay its tax liability computed as if it were filing a separate return.  Under that agreement, IOS will refund any tax benefits attributable to the Company, provided that the Company would have realized the benefits had the Company filed its own Federal income tax return.  At June 30, 2001, there were no tax-related amounts currently payable to or receivable from IOS.

Results of Operations – Year ended June 30, 2001 compared to year ended June 30, 2000

Total Revenues

	Year ended June 30,

	2001	2000	% Change

	(in thousands)
Order revenues and service fees, net of discounts	$117,517	$87,586	34%
Commissions, from FTDI	8,941	7,245	23%
Other, from FTDI	3,836	3,374	14%

Total revenues	$130,294	$98,205	33%

             Total revenues increased $32.1 million, or 33%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  The increase was primarily attributable to increases in order volume and average order value.

             Order revenues and service fees, net of discounts, increased $29.9 million, or 34%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  Total order volume was 2,011,631 for the fiscal year ended June 30, 2001, representing a 29% increase over the prior fiscal year order volume of 1,557,649.  The increase was primarily a result of an increase in Internet orders of 45% over the prior fiscal year, partially offset by a decrease in telephone orders.  Internet orders were 85% of total orders for the fiscal year ended June 30, 2001 compared to 76% for the prior fiscal year.  Average order value increased 4% for the fiscal year ended June 30, 2001 to $58.42 per order from $56.23 per order for the prior fiscal year.

             Commission revenues, which consist of commissions paid to the Company by FTDI, increased $1.7 million, or 23%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  The increase in commission revenues paid by FTDI to the Company was due to the increase in floral order volume.  Pursuant to an incentive program in effect from July 1998 through September 1999 and a commission agreement in effect since October 1999, FTDI pays the Company a $5.00 commission on every floral order that the Company clears through the FTD Clearinghouse.  Commission revenues represented 7% of total revenues for both the fiscal year ended June 30, 2001 and 2000.

             Other revenues increased $0.4 million, or 14%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  The increase was attributable to an increase in rebates received from FTDI for floral orders processed through FTDI’s credit card program, which have also been processed through the FTD Clearinghouse.  The rebates received are based on a percentage of the value processed through the credit card program.  Also included in other revenues are fees paid by FTDI to the Company for the hosting of florists’ Web sites through the www.ftd.com Web site.  The fees received in fiscal year 2001 related to the hosting of florists’ Web sites remained consistent with those received in fiscal year 2000.

Costs of Fulfillment and Processing Service

	Year ended June 30,

	2001	2000	% Change

	(in thousands)
Costs of fulfillment and processing service	$91,756	$69,925	31%

             Costs of fulfillment and processing service increased $21.9 million, or 31%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  The increase was primarily attributable to increases in order volume and average order value.  Gross profit margins increased to 29.6% for the fiscal year ended June 30, 2001 compared to 28.8% for the prior fiscal year.  The increase in gross profit margins was due in part to an increase in specialty gift orders, which typically have a higher gross profit margin, as well as a reduction in order processing expenses due to a decrease in the total number of phone orders.  Specialty gift orders comprised 9.7% of orders in fiscal year 2001 compared to 5.2% in fiscal year 2000.

Marketing and Promotions

	Year ended June 30,

	2001	2000	% Change

	(in thousands)
Marketing and promotions	$15,191	$42,901	(65%	)

             Excluding a $2.3 million one-time charge in fiscal year 2000 related to the termination of one of the Company’s Internet portal distribution agreements, marketing and promotions expenses decreased $25.4 million, or 63%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  The decrease was primarily due to a decrease in offline advertising expenses, which resulted from the Company’s shift from a marketing program primarily focused on customer acquisition to a more balanced program focused on both customer acquisition and retention.

             Complementing the Company’s current marketing program are the independent, though closely aligned, marketing efforts of FTD.COM’s parent company, FTDI, which are focused on promoting the FTD brand.  This marketing synergy reduces the need for FTD.COM to separately promote its brand and has allowed FTD.COM to focus its marketing efforts on a more balanced program of customer acquisition and retention.

             In connection with the marketing and promotional efforts of the Company and its parent, the total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or the 1-800-SEND-FTD telephone number) increased by 42%, or 1,009,580 customers, to 3,439,113 customers as of June 30, 2001 from 2,429,533 customers as of June 30, 2000.

Technology Development

	Year ended June 30,

	2001	2000	% Change

	(in thousands)
Technology development	$4,226	$11,840	(64%	)

             Excluding a $0.5 million one-time gain recorded in fiscal year 2001 and a $4.4 million one-time charge recorded in fiscal year 2000, technology development expenses decreased $2.7 million, or 36%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  The decrease was primarily due to a higher level of prior year expenses associated with non-capitalizable costs related to an unlaunched version of the Company’s Web site and lower per transaction costs associated with the hosting of the Web site in fiscal year 2001.  The decrease was partially offset by an increase in fiscal year 2001 costs related to the hiring of additional employees in the technology area.  These additional employees were primarily hired in the third quarter of fiscal year 2000.  The one-time gain of $0.5 million was attributable to the settlement of a third-party vendor cancellation fee for less than the amount originally accrued in the fourth quarter of fiscal year 2000.  This original accrual was part of the $4.4 million one-time charge recorded in the fourth quarter of fiscal year 2000 associated with the write-off of development work related to the unlaunched version of the Company’s Web site.

General and Administrative

	Year ended June 30,

	2001	2000	% Change

	(in thousands)
General and administrative	$11,864	$9,750	22%

             General and administrative expenses increased $2.1 million, or 22%, for the fiscal year ended June 30, 2001 compared to the prior fiscal year.  $1.1 million of this increase was due to an increase in deferred compensation expense related to restricted stock grants made to certain employees of the Company in the fourth quarter of fiscal year 2000.  In addition, customer service costs and royalty expenses increased due to the 29% growth in order volume for the fiscal year ended June 30, 2001, compared to the prior fiscal year.  The increase was partially offset by efficiencies realized in the current fiscal year related to reductions in other administrative expenses.

Results of Operations – Year ended June 30, 2000 compared to year ended June 30, 1999

Total Revenues

	Year ended June 30,

	2000	1999	% Change

	(in thousands)
Order revenues and service fees, net of discounts	$87,586	$45,212	94%
Commissions, from FTDI	7,245	4,148	75%
Other, principally from FTDI	3,374	258	N/A

Total revenues	$98,205	$49,618	98%

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

             Other revenues increased $3.1 million for the fiscal year ended June 30, 2000 compared to the prior fiscal year.  The increase in other revenues was primarily due to fees paid by FTDI to the Company, effective July 1, 1999, relating to the hosting of florists’ Web sites through the www.ftd.com Internet Web site.  Also included in other revenues are rebates received from FTDI for floral orders processed through FTDI’s credit card program, which have also been processed through the FTD Clearinghouse.

Costs of Fulfillment and Processing Service

	Year ended June 30,

	2000	1999	% Change

	(in thousands)
Costs of fulfillment and processing service	$69,925	$38,848	80%

             Costs of fulfillment and processing service increased $31.1 million, or 80%, for the fiscal year ended June 30, 2000 compared to the prior fiscal year.  The increase in fulfillment services costs was primarily due to increases in order volume and average order value, partially offset by a change in the amount paid to fulfilling florists.  Gross profit margins increased to 28.8% for the fiscal year ended June 30, 2000 compared to 21.7% for the prior fiscal year.  The increase in the gross margin percentage is primarily due to an increase in other revenues, which have no directly associated costs, and a change in the amount paid per order to fulfilling florists.  Effective June 30, 1999, the amount paid to florists was changed to bring the Company in line with industry standards.

Marketing and Promotions

	Year ended June 30,

	2000	1999	% Change

	(in thousands)
Marketing and promotions	$42,901	$11,991	258%

             Excluding a $2.3 million one-time charge, marketing and promotions expenses increased $28.6 million for the fiscal year ended June 30, 2000 compared to the prior fiscal year.  The increase was primarily due to an increase in offline and online advertising expenses that were focused on customer acquisition.  The $2.3 million one-time charge recorded in the fourth quarter of fiscal year 2000 was related to the termination of one of the Company’s Internet portal distribution agreements.  In connection with marketing and promotional spending, the total customer base increased by 66%, or 964,071 customers, to 2,429,533 customers as of June 30, 2000 from 1,465,462 customers as of June 30, 1999.

Technology Development

	Year ended June 30,

	2000	1999	% Change

	(in thousands)
Technology development	$11,840	$2,156	449%

             Excluding a $4.4 million one-time charge associated with the write-off of development work related to an unlaunched version of the Company’s Web site, technology development expenses increased $5.2 million for the fiscal year ended June 30, 2000 compared to the prior fiscal year.  The increase was primarily related to increased costs associated with the hosting of the Company’s Web site due to increased order volume and non-capitalizable costs related to the unlaunched version of the Company’s Web site.

General and Administrative

	Year ended June 30,

	2000	1999	% Change

	(in thousands)
General and administrative	$9,750	$4,983	96%

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

Liquidity and Capital Resources

             At June 30, 2001, the Company had cash and cash equivalents of $25.8 million, compared to $18.0 million at June 30, 2000.  The Company’s liquidity requirements primarily consist of working capital needs, including the funding of marketing and promotions expenses and expenditures related to software development costs and computer equipment.  For the fiscal year ended June 30, 2001, the Company made capital expeditures of $0.3 million related to software development costs and computer equipment.  For the fiscal year ended June 30, 2000, the Company made capital expenditures of $3.7 million related to software development costs, of which $3.5 million was written-off as part of the $4.4 million one-time charge associated with the development work related to an unlaunched version of the Company’s Web site.  The Company has future commitments of $0.3 million related to Internet distribution agreements, as described in Note 3 of the notes to the financial statements included in this Form 10-K.

             Net cash provided by operating activities was $8.1 million for the fiscal year ended June 30, 2001, primarily attributable to net income of $8.5 million.  Net cash used in operating activities was $22.1 million for the fiscal year ended June 30, 2000, primarily attributable to a net loss of $34.6 million, partially offset by a $5.3 million increase in accounts payable and the $4.4 million one-time charge associated with development work related to an unlaunched version of the Company’s Web site.

             Net cash used in investing activities was $1.4 million for the fiscal year ended June 30, 2001, attributable to $1.1 million of promissory notes related to loans made by the Company to certain officers issued in the fourth quarter of fiscal year 2001, as discussed in Note 8 of the notes to the financial statements, and $0.3 million of capital expenditures related to software development costs and computer equipment.  Net cash used in investing activities was $3.7 million for the fiscal year ended June 30, 2000, and consisted of software development costs, which were capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (“EITF”) 00-02, Accounting for Web Site Development Costs.  Subsequent to capitalization in fiscal year 2000, $3.5 million of the capitalized assets were written-off as part of the $4.4 million one-time charge in the fourth quarter of fiscal year 2000, associated with the development work related to an unlaunched version of the Company’s Web site.

             Net cash provided by financing activites was $1.0 million for the fiscal year ended June 30, 2001, primarily attributable to book overdrafts of $1.2 million, which relate to checks issued but not presented to banks, as discussed in Note 2 of the notes to the financial statements.  Net cash provided by financing activities was $35.6 million for the fiscal year ended June 30, 2000, which was the result of the net proceeds from the IPO, including amounts attributable to the exercise of the underwriters’ over-allotment option.

             In fiscal year 2002, the Company intends to continue its balanced marketing campaign focused on the retention of existing customers and acquisition of new customers.  Additionally, the Company plans to continue to invest in expanding its product offerings, improving its Web site and improving the infrastructure supporting customer service.  The scope of these programs and investments is expected to be affected in the near term by the amount of future cash flows from operations.  The Company believes that its existing cash and future cash flows from operations will be sufficient to meet its liquidity needs through June 30, 2002.  However, any projections of future cash inflows and outflows are subject to substantial uncertainty.  In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company’s liquidity requirements or cause the Company to seek to issue additional equity or debt.  If the Company determines that it needs to raise additional capital, the Company may seek to sell additional equity or raise debt from third party sources or its parent.  The sale of additional equity or convertible debt securities could result in dilution to the Company’s stockholders.  In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company’s operations.  There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all.  If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Forward-looking Statements

             This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the Company’s expectations regarding its results of operations, performance and business prospects and opportunities.  Words such as “anticipates,” “believes,” “plans,” “expects,” “estimates” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements.  The forward-looking statements reflect the Company’s current beliefs and expectations and are based on information currently available to the Company.  Accordingly, these statements are subject to various risks, uncertainties and other factors that could cause the Company’s actual results of operations, performance and business prospects and liquidity to differ from those expressed in, or implied by, these forward-looking statements.  Actual results of operations, performance and business prospects and liquidity could differ materially from those expressed in, or implied by, these forward-looking statements as a result of the success of FTD.COM’s and its parent’s marketing campaign; the Company’s ability to retain customers and increase average order value; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web site; the Company’s ability to integrate additional partners or acquisitions, if any are identified, and the existence of system failures.  Additional risks, uncertainties and other factors are described in the Company’s Registration Statement on Form S–1, as amended (File No. 333-78857), under the caption “Risk Factors.”  The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect events or circumstances after the date of this document that may bear upon the forward-looking statements.

Recently Issued Accounting Pronouncements

             In May 2000, the EITF issued EITF 00-14, Accounting for Certain Sales Incentives.  EITF 00-14 addresses the recognition, measurement and income statement classification of sales incentives offered by a vendor that can be used in a single exchange transaction.  EITF 00-14 is effective for annual and interim financial periods beginning after December 15, 2001.  The Company does not expect the adoption of EITF 00-14 will have a material effect on its results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

             As of June 30, 2001, the Company was not party to any significant financing arrangements.  The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents.  Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

Item 8.  Financial Statements and Supplementary Data

             See Index to Financial Information on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

             Information regarding the directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement related to the Company’s 2001 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.  Information regarding executive officers of the Company is included as Item 4A of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.  Information required by Item 405 of Regulation S–K will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation

             Information required by this item will be set forth under the caption “Executive Compensation” in the Proxy Statement and, except for the information under the captions “Executive Compensation – Compensation Committee Report on Executive Compensation” and “Executive Compensation – Performance Graph,” is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

             Information required by this item will be set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

             Information regarding any disclosable relationships and related transactions will be set forth under the caption “Executive Compensation - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	See Index to Financial Information on page F-1.
	2.	See Exhibit Index on page i.

(b)	No reports on Form 8-K were filed during the fourth quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of August, 2001.

By:	/s/ CARRIE A. WOLFE

Carrie A. Wolfe
Chief Financial Officer

             Each person whose signature appears below hereby constitutes and appoints Michael J. Soenen and Carrie A. Wolfe, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and any and all amendments thereto, and to file the same, with all exhibits and schedules thereto, and other documents therewith, with the Securities and Exchange Commission, and hereby grants unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or desirable to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on the 3rd day of August, 2001.

SIGNATURE	TITLE

/s/ MICHAEL J. SOENEN	President, Chief Executive Officer and Director
(Principal Executive Officer)
Michael J. Soenen

/s/ CARRIE A. WOLFE	Chief Financial Officer
(Principal Financial and Accounting Officer)
Carrie A. Wolfe

/s/ RICHARD C. PERRY	Chairman of the Board and Director

Richard C. Perry

/s/ HABIB Y. GORGI	Director

Habib Y. Gorgi

/s/ SAMUEL I. HILL	Director

Samuel I. Hill

/s/ ROBERT L. NORTON	Director

Robert L. Norton

/s/ RICHARD M. OWEN	Director

Richard M. Owen

/s/ WILLIAM VERNON	Director

William Vernon

FTD.COM INC.
INDEX TO FINANCIAL INFORMATION

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
FTD.COM INC.:

             We have audited the accompanying balance sheets of FTD.COM INC. (a subsidiary of Florists Transworld Delivery, Inc.) as of June 30, 2001 and 2000, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended June 30, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FTD.COM INC. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

July 20, 2001
Chicago, Illinois

FTD.COM INC.

BALANCE SHEETS

(In thousands, except share data)

ASSETS	June 30, 2001	June 30, 2000

CURRENT ASSETS:
Cash and cash equivalents	$25,771	$17,961
Accounts receivable	161	417
Prepaid expenses	112	297
Distribution agreements	-	142

Total current assets	26,044	18,817

LONG-TERM ASSETS:
Officer notes receivable	1,089	-
Software development costs and computer equipment at cost, net	23	150
Other long-term assets	-	252

Total long-term assets	1,112	402

Total assets	$27,156	$19,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Book overdrafts	$1,150	$-
Accounts payable	3,561	7,281
Payable to FTDI	2,488	1,866
Unearned revenue	222	221
Other accrued liabilities	1,275	1,079

Total current liabilities	8,696	10,447

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 or 2000	-	-
Class A common stock, $.01 par value; 250,000,000 shares authorized; 8,224,614 shares issued and outstanding at June 30, 2001; 8,259,614 shares issued and outstanding at June 30, 2000	82	83
Class B convertible common stock, $.01 par value; 100,000,000 shares authorized; 40,395,000 shares issued and outstanding at June 30, 2001 and 2000	404	404
Additional paid-in capital	47,893	47,994
Class A common stock held as treasury stock, at cost; 17,871 shares at June 30, 2001; no shares at June 30, 2000	(115)	-
Deferred compensation	(2,455)	(3,867)
Retained deficit	(27,349)	(35,842)

Total stockholders’ equity	18,460	8,772

Total liabilities and stockholders’ equity	$27,156	$19,219

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended June 30,

	2001	2000	1999

Revenues:
Order revenues and service fees, net of discounts	$117,517	$87,586	$45,212
Commissions, from FTDI	8,941	7,245	4,148
Other, principally from FTDI	3,836	3,374	258

Total revenues	130,294	98,205	49,618

Costs of fulfillment and processing service, including expenses from FTDI of $1,787, $1,553 and $3,436 for the years ended June 30, 2001, 2000 and 1999, respectively	91,756	69,925	38,848

Gross profit	38,538	28,280	10,770

Operating expenses:
Marketing and promotions, including expenses from FTDI of $3,700 for the year ended June 30, 1999	15,191	42,901	11,991
Technology development, including expenses from FTDI of $402, $1,087 and $1,431 for the years ended June 30, 2001, 2000 and 1999, respectively	4,226	11,840	2,156
General and administrative, including expenses from FTDI of $3,329, $2,611 and $2,334 for the years ended June 30, 2001, 2000 and 1999, respectively	11,864	9,750	4,983

Total operating expenses	31,281	64,491	19,130

Income/(loss) from operations	7,257	(36,211)	(8,360)
Interest income/(expense)	1,236	1,609	(142)

Income/(loss) before income taxes	8,493	(34,602)	(8,502)
Income tax benefit	-	-	3,055

Net income/(loss)	8,493	(34,602)	(5,447)
Dividends on preferred stock	-	-	74

Net income/(loss) available to common stockholders	$8,493	$(34,602)	$(5,521)

Basic net income/(loss) per share of common stock	$0.18	$(0.75)	$(0.13)

Diluted net income/(loss) per share of common stock	$0.17	$(0.75)	$(0.13)

Weighted average basic common shares outstanding used in the calculation of net income/(loss) per share	47,351	45,879	40,920 (a)

Weighted average diluted common shares outstanding used in the calculation of net income/(loss) per share	48,661	45,879	40,920 (a)

(a)	The 1999 pro forma weighted average basic and diluted common shares outstanding consist of 40,920,000 shares of common stock issued in conjunction with the incorporation of the Company on May 19, 1999, retroactively adjusted to reflect the 12-for-1 split of FTD.COM Class B common stock as discussed in Note 6 of the notes to the financial statements.

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended June 30,

	2001	2000	1999

Net income/(loss)	$8,493	$(34,602)	$(5,447)
Adjustments to reconcile net income/(loss) to net cash and cash equivalents provided by/(used in) operating activities:
Deferred compensation expense	1,310	199	-
Depreciation and amortization	404	-	-
Web site one-time charge/(gain)	(524)	4,403	-
Changes in assets and liabilities:
Accounts receivable	256	(184)	(20)
Prepaid expenses	185	(82)	(195)
Distribution agreements	142	1,565	273
Other long-term assets	252	(252)	-
Accounts payable	(3,196)	5,260	303
Payable to FTDI	622	1,380	22
Unearned revenue	1	92	129
Other accrued liabilities	196	83	435

Net cash and cash equivalents provided by/(used in) operating activities	8,141	(22,138)	(4,500)

Net cash and cash equivalents used in investing activities:
Officer notes receivable	(1,089)	-	-
Software development costs and computer equipment	(277)	(3,711)	-

Net cash and cash equivalents used in investing activities	(1,366)	(3,711)	-

Net cash and cash equivalents provided by financing activities:
Deferred offering expenses	-	1,062	(1,062)
Accrued offering expenses	-	(638)	-
Issuance of Series A preferred stock	-	-	9,000
Contributions from FTDI	-	-	4,767
Proceeds from the issuance of Class A common stock	-	35,181	-
Book overdrafts	1,150	-	-
Treasury stock repurchases	(115)	-	-

Net cash and cash equivalents provided by financing activities	1,035	35,605	12,705

Net increase in cash and cash equivalents	7,810	9,756	8,205

Cash and cash equivalents, beginning of year	17,961	8,205	-

Cash and cash equivalents, end of year	$25,771	$17,961	$8,205

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Class A common stock		Class B common stock			Treasury stock

	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Deferred compen- sation	Stock- holder’s net deficit	Retained deficit	Total stock-holders’ equity (deficit)

Balance at June 30, 1998	-	$-	-	$-	$-	-	$-	$-	$(151)	$-	$(151)
Contributions from FTDI									4,767		4,767
Loss before income taxes from July 1, 1998 to May 18, 1999									(7,637)		(7,637)
Tax benefit contributed to FTDI from July 1, 1998 to May 18, 1999									3,055		3,055
Issuance of common stock			3,410	34					(34)		-
Retroactive adjustment for the 12-for-1 stock split			37,510	375						(375)	-
Net loss from May 19, 1999 to June 30, 1999										(865)	(865)
Dividends - Series A preferred stock										(74)	(74)

Balance at June 30, 1999	-	-	40,920	409	-	-	-	-	-	(1,314)	(905)

Net loss										(34,602)	(34,602)
Conversion of Series A preferred stock	1,385	14			8,986					74	9,074
Issuance of Class A common stock	4,995	50			35,131						35,181
Stock compensation plans	1,355	14			3,877			(4,066)			(175)
Amortization of deferred compensation								199			199
Conversion of Class B common stock to Class A common stock	525	5	(525)	(5)							-

Balance at June 30, 2000	8,260	83	40,395	404	47,994	-	-	(3,867)	-	(35,842)	8,772

Net income										8,493	8,493
Treasury stock repurchases						(18)	(115)				(115)
Amortization of deferred compensation								1,310			1,310
Forfeiture of restricted stock	(35)	(1)			(101)			102			-

Balance at June 30, 2001	8,225	$82	40,395	$404	$47,893	(18)	$(115)	$(2,455)	$-	$(27,349)	$18,460

See accompanying notes to financial statements.

FTD.COM INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business

             FTD.COM INC. (“the Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  The majority of orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  The Company offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products and stuffed animals.  Product offerings are available at prices ranging from $17.99 to approximately $500.00.

             The Company is a majority-owned subsidiary of Florists’ Transworld Delivery, Inc.  (“FTDI”).  FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation (“IOS”).  The Company was incorporated as a Delaware corporation in May 1999 and at such time began to retain its own earnings.  In consideration for the receipt of 40,920,000 shares of Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

             From the Company’s inception until June 1, 1999, FTDI or its predecessor provided funding for working capital and the Company participated in FTDI’s central cash management system.  As a part of FTDI’s central cash management system, all cash generated from and cash required to support the Company’s operations was deposited and received through FTDI’s corporate operating cash accounts.  As a result, there were no separate bank accounts or records for these transactions.  Accordingly, the amounts represented by the caption “Contributions from FTDI” in the Company’s statements of cash flows represent the net effect of all cash transactions between the Company and FTDI from inception until June 1, 1999.  From June 1999 until the closing of the Company’s initial public offering of its Class A common stock (“IPO”), the Company funded its working capital needs through the use of proceeds from the sale of preferred stock.

             Certain expenses reflected in the financial statements include allocations of expenses from FTDI.  These allocations take into consideration personnel, business volume or other appropriate bases and generally include administrative expenses related to general management, insurance, information management and other services provided to the Company by FTDI.  Interest expense for fiscal years prior to the fiscal year ended June 30, 2000 reflects interest associated with the Company’s share of the aggregate borrowings of FTDI for each of the periods presented.  Allocations of expenses are estimates based on management’s best assessment of actual expenses incurred by the Company.

             Effective as of June 1, 1999, expenses related to services covered by the Intercompany Services Agreement were charged to the Company pursuant to the terms thereof.  Amounts owed to FTDI pursuant to the Intercompany Services Agreement are included in the balance sheet caption “Payable to FTDI.”

             The financial statements for fiscal years prior to the fiscal year ended June 30, 2000 have been prepared as if the Company operated as a stand-alone entity since its inception.  The financial information for the fiscal years prior to the fiscal year ended June 30, 2000 may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the financial position, result of operations or cash flows of the Company would have been if it had been a separate, stand-alone corporation during the periods presented.

Cash and Cash Equivalents

             Cash and cash equivalents consist of deposits with banks and short-term investments with original maturities of three months or less.

Accounts Receivable

             Accounts receivable include amounts owed from corporate customers for purchases of floral, specialty gift products and gift certificates.  The credit risk associated with collection of accounts receivable is minimal due to the composition of the Company’s customer base.

Distribution Agreements

             The Company, and FTDI on behalf of the Company in fiscal years prior to fiscal year 2000, has entered into distribution agreements with various vendors.  These distribution agreements relate to Internet advertising.  The costs of these agreements are amortized over their respective useful lives, which range from one to two years, using the straight-line method.  The Company periodically evaluates whether events and circumstances indicate that the remaining balances of intangibles may not be recoverable or that the remaining estimated useful lives may warrant revision.  When these factors indicate that intangibles should be evaluated for possible impairment, the Company uses an estimate of undiscounted future cash flows to measure whether the intangibles are recoverable, and over what period.  The Company has determined that, as of June 30, 2001, there has been no impairment in the carrying value of the distribution agreements.

Software Development Costs and Computer Equipment

             Software development costs and computer equipment are recorded at cost.  Depreciation and amortization is provided for financial reporting purposes on a straight-line basis over the estimated useful lives of the assets.  Computer hardware is depreciated over 24 months and computer software is amortized over 36 months.

             Maintenance and repairs are charged to expense as incurred.  Significant improvements are capitalized and depreciated over the remaining useful lives of the respective assets.

             The Company has adopted the provisions of Statement of Position (“SOP”) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use and Emerging Issues Task Force No. 00-02, Accounting for Web Site Development Costs.  Accordingly, certain costs incurred in the planning and development stage of internal-use computer software, including Web site development, are expensed as incurred. The Company capitalized $3.7 million of Web site development costs incurred subsequent to the planning and development stage during fiscal year 2000. In the fourth quarter of fiscal year 2000, the Company wrote off $3.5 million of these previously capitalized costs as part of the $4.4 million one-time charge associated with the development work related to an unlaunched version of the Company’s Web site.

Current Liabilities

             Under the Company’s cash management system outstanding checks frequently result in overdraft balances for accounting purposes and are classified as “book overdrafts” in the balance sheet.

             Other accrued liabilities include $1,078,571 and $798,524 in employee-related costs as of June 30, 2001 and 2000, respectively.

Income Taxes

             The Company is included in the consolidated U.S. income tax return of IOS.  The provision for income taxes of the Company has been calculated as if the Company was a stand-alone corporation filing separate tax returns.

             The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.  Cumulative taxes from the Company’s inception through its incorporation on May 19, 1999 were settled through stockholder’s net deficit.  For periods subsequent to the Company’s incorporation, taxes are recognized pursuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company will pay its tax liability computed as if it were filing a separate return.  Under that agreement, IOS will refund any tax benefits attributable to the Company, provided that the Company would have realized the benefits had the Company filed its own Federal income tax return.

Revenue and Cost Recognition

Order Revenues and Service Fees

             Orders placed through the Company’s Web site or its 1-800-SEND-FTD toll-free telephone number typically are paid for using a credit card.  When a customer makes a purchase that will be fulfilled by an FTD florist, the Company processes the order, charges the customer’s credit card and transmits the order to FTDI’s Mercury Network.  The Mercury Network then transmits the order to the fulfilling florist.  The Company charges the customer a service fee of $7.99 for floral orders placed through the Web site and $9.99 for floral orders placed through 1-800-SEND-FTD, prior to any promotional discounts.

             Orders from the Company’s specialty gift selection are fulfilled by a manufacturer or a third party distributor based on a pre-negotiated price.  The Company charges the customer shipping and handling fees for these specialty gift product orders.  Amounts charged to the customer for the product and the shipping and handling are recorded as revenue while the pre-negotiated price of the product and the costs incurred for shipping and handling are recorded as costs of fulfillment and processing services.  Order revenues and service fees are reported net of discounts.

             The Company recognizes 100% of the order value as revenue and recognizes the associated costs for fulfillment and processing services when the order is fulfilled.  Processing services costs primarily consist of fees due to FTDI for processing services and amounts related to processing orders through the Company’s toll-free telephone number, including the cost of the internal call center and amounts paid to external third party call centers and FTDI for the utilization of their call center.

Commissions

             Commission revenues represent a fee, consistent with industry practice, paid to the Company by FTDI for floral orders that are cleared through the FTD Clearinghouse.  Commission revenues were earned pursuant to an incentive program from FTDI in effect from July 1998 though September 1999 and currently are earned pursuant to a commission agreement with FTDI in effect since October 1999.  Commission revenues are recognized when the order is fulfilled.

Unearned Revenue

             Unearned revenue at June 30, 2001 represents order revenues associated with floral and specialty gift orders that were placed prior to June 30, 2001 but were to be delivered after such date.  This revenue will be recognized, together with the related cost of goods sold, when the order is fulfilled.

Marketing and Promotions Costs

             Marketing and promotions costs, which principally consist of costs related to advertising and affinity programs, are charged to expense as incurred and include an allocation from FTDI of $3.7 million in fiscal year 1999.  Pursuant to the Intercompany Services Agreement, effective as of June 1, 1999, FTDI no longer charges any of its marketing and promotions costs to the Company.

Use of Estimates

             Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in connection with the preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

Reclassifications

             Certain amounts in the fiscal year 1999 financial statements have been reclassified to conform to the fiscal year 2001 and 2000 presentation.

Concentration of Customers and Credit Risks

             The Company’s customers are comprised of consumers that utilize its Web site or toll-free number to purchase products.  Financial instruments, which potentially subject the Company to concentrations of credit risk, principally consist of accounts receivable.  As of June 30, 2001 and 2000, there were no significant concentrations of accounts receivable or related credit risks.

Concentration of Suppliers

             The Company is dependent upon certain significant vendors to supply products, specifically, the ability of FTD florists to fulfill the Company’s floral orders and the ability of manufacturers or third party distributors to fulfill the Company’s specialty gift orders.  In addition, the Company utilizes the communication network of FTDI as an important component of its operations.  If FTDI fails to provide these services satisfactorily, the Company would be required to obtain these services from another provider, or perform these services. If the Company chose to obtain these services from another provider, additional costs may be incurred and the Company may be unable to obtain these services on commercially reasonable terms.  If the Company chose to perform these services, the Company may not be able to perform them adequately. In either case, a change could cause a delay in order processing and fulfillment and a possible reduction in the quality of service, which could adversely affect the Company’s business, results of operations and financial condition.

             The Company currently utilizes hardware, software and services that support its Web site, an important component of its operations, from a third party vendor under an operating service agreement.  Although there are a limited number of Web site service companies, management believes that other vendors could provide the Company with these Web site services on comparable terms.  The terms of the current operating service agreement provide for variable payments, which are based on the number of completed orders, and an annual term with renewal options.  The cost to the Company of these services is derived from the volume of order transactions.  A change in Web site service companies, however, could cause a possible reduction in the quality of service or a possible increase in price, which could adversely affect operating results.

Fair Value of Financial Instruments

             Financial instruments, including accounts receivable, officer notes receivable, accounts payable and accrued liabilities are reflected in the financial statements at carrying or contract value.  Those values were not materially different from their fair values.

Stock-Based Compensation

             The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 has been applied.  The Company has elected to continue to apply the provisions of APB Opinion No. 25.

Basic and Diluted Income/(Loss) Per Share

             The Company computes net income/(loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share.  Under the provisions of SFAS No. 128, the computation of basic and diluted net income/(loss) per share for the fiscal years ended June 30, 2001, 2000 and 1999 are as follows:

	Year ended June 30,

	2001	2000	1999

	(in thousands, except per share data)

Net income/(loss) available to common stockholders	$8,493	$(34,602)		$(5,521)

Weighted average basic shares of common stock outstanding	47,351	45,879	40,920	(a)
Effect of dilutive securities:
Employee stock options	30	-	-
Unvested restricted shares of Class A common stock	1,280	-	-

Weighted average diluted shares of common stock outstanding	48,661	45,879	40,920	(a)

Basic net income/(loss) per share of common stock	$0.18	$(0.75)	$(0.13)

Diluted net income/(loss) per share of common stock	$0.17	$(0.75)	$(0.13)

(a)	1999 pro forma weighted average basic and diluted common shares outstanding consist of 40,920,000 shares of common stock issued in conjuction with the incorporation of the Company on May 19, 1999, retroactively adjusted to reflect the stock split described in Note 6.

             Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive consisted of 55,000 shares, 1,503,000 shares and 1,384,614 shares at June 30, 2001, 2000 and 1999, respectively.

Note 3.  Distribution Agreements

             The Company has entered into Internet distribution agreements pursuant to which the Company would receive various services, including advertising space on shopping and search-oriented Web sites, portal links to the Company’s Web site and marketing of the Company’s product offerings through co-branded Web sites.  Pursuant to the terms of these agreements, at June 30, 2001, the Company had future commitments to pay total fixed fees of $0.3 million, which are due in fiscal year 2002.  The Company records expenses related to the fixed fee portion of these agreements ratably over the contract term.  During the year ended June 30, 2001, the Company recorded $6.3 million of marketing and promotions expense related to the fixed fee portions of these distribution agreements, compared to $12.9 million during the fiscal year ended June 30, 2000, including a one-time charge in the fourth quarter of fiscal year 2000 of $2.3 million related to the termination of one of the Company’s Internet portal distribution agreements.  In addition, some of these distribution agreements obligate the Company to pay variable fees based on a percentage of net order revenues (as defined in the various agreements) generated as a result of each such distribution agreement.

Note 4.  Series A Cumulative Redeemable Convertible Preferred Stock

             On May 19, 1999, in connection with the Company’s incorporation, 5,000,000 shares of preferred stock were authorized.  Additionally, on May 19, 1999, the Company designated 90,000 shares of preferred stock as Series A 8% Cumulative Redeemable Convertible Preferred Stock.  On May 20, 1999, 30,000 shares of this Series A preferred stock were issued and sold to an investor for consideration of $3.0 million.  On May 25, 1999, 60,000 shares of this Series A preferred stock were issued and sold to an investor for consideration of $6.0 million.

             These shares of Series A preferred stock had a liquidation preference of $100 per share and accrued dividends at the annual rate of 8% of the liquidation preference.  Accrued dividends were payable at the discretion of the Company’s board of directors and were manditorily payable upon liquidation or redemption.  At June 30, 1999, accrued and unpaid dividends were $74,301, or $0.83 per share.

             Upon closing of the initial public offering on October 4, 1999, each share of Series A preferred stock converted into 15.3846 shares of Class A common stock, for a total of 1,384,614 shares, pursuant to the terms of the Series A preferred stock.  Upon conversion, accrued and unpaid dividends of $74,301 on the Series A preferred stock were offset against retained earnings.

Note 5.  Treasury Stock

             In May 2001, the Company repurchased 17,871 shares of Class A common stock from employees in accordance with the 1999 Equity Incentive Plan and the underlying restricted shares agreements, which allow a participant, at his or her election, to surrender a portion of restricted shares as vesting occurs to be applied against withholding taxes.

Note 6.  Capital Transactions

             On May 19, 1999, the Company was incorporated and capitalized through the authorization of 250,000,000 shares of Class A common stock, 100,000,000 shares of Class B common stock and 5,000,000 shares of preferred stock.  In connection with its formation, the Company issued 3,410,000 shares of Class B common stock to FTDI.  In consideration for the receipt of these shares, FTDI contributed to the Company the assets and liabilities relating to the consumer floral and specialty gift product business.  Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share.  The Class B common stock is convertible into shares of Class A common stock on a one-for-one basis at the option of the holder and automatically converts into shares of Class A common stock on a one-for-one basis upon any transfer to a person other than FTDI or certain of its affiliates or successors or a strategic partner, as defined in the Company’s certificate of incorporation.

             On July 30, 1999, the Company’s Board of Directors approved a 12-for-1 stock split of the Company’s outstanding Class B common stock, resulting in FTDI holding 40,920,000 shares of Class B common stock.  All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split.

             On September 28, 1999, the Company agreed to issue and sell 4,500,000 shares of its Class A common stock in the IPO at a price of $8.00 per share.  The gross proceeds from the IPO were $36.0 million.  The net proceeds were $31.5 million after deducting the underwriting discounts and commissions of $2.5 million and other offering expenses of $2.0 million.  The deferred offering expenses of $1.1 million at June 30, 1999 incurred in connection with the IPO were charged against additional paid-in capital upon the pricing of the IPO.

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

             On June 12, 2000, FTDI transferred 525,000 shares of previously issued and outstanding Class B common stock to key employees of FTDI.  At the time of transfer, the related Class B common stock automatically converted into Class A common stock.

Note 7.  Income Taxes

             At June 30, 2001, the Company had net operating loss carryforwards for Federal tax purposes of $28.5 million, which are available to offset future Federal taxable income, if any, through 2020.

             There was no income tax expense or benefit recorded by the Company for the fiscal years ended June 30, 2001 or 2000.  Income tax benefit for the year ended June 30, 1999 consisted of:

	Current	Deferred	Total

	(in thousands)

Year ended June 30, 1999:
U.S. Federal	$2,468	$-	$2,468
State and local	587	-	587

	$3,055	$-	$3,055

             Income tax benefit differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to losses before income tax expense as a result of the net-of-tax effect of state and local income taxes and the change in the valuation allowance.

             FTD.COM was incorporated in May 1999 to own and operate the Internet and telephone floral and specialty gift business of FTDI.  Cumulative taxes from December 19, 1994 through the Company’s incorporation in May 1999 of $10.7 million, representing $10.1 million of tax benefits and $0.6 million of deferred taxes associated with a distribution agreement, have been settled through stockholder’s net deficit.  For periods subsequent to the Company’s incorporation, taxes are recognized pursuant to the terms of the amended Tax Sharing Agreement among FTDI, IOS and the Company, which provides that the Company will pay its tax liability computed as if it were filing a separate return.  Under that agreement, IOS will refund any tax benefits attributable to the Company, provided that the Company would have realized the benefits had the Company filed its own Federal income tax return.  At June 30, 2001, there were no tax-related amounts currently payable to or receivable from IOS.

             The following represents the components of the deferred tax asset:

	June 30,

	2001	2000

	(in thousands)
Deferred tax assets:
U.S. net operating loss carryforwards	$11,139	$14,011
Non-deductible accrued expenses	103	87
Deferred income	89	89
Other	62	-

Total gross deferred income tax assets	11,393	14,187
Less: Valuation allowance	(11,393)	(14,187)

Net deferred tax assets	$-	$-

             The net change in the total valuation allowance for the year ended June 30, 2001 was a decrease of $2.8 million.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible.  This assessment was performed considering projected future taxable income.  The valuation allowance of $11.4 million is maintained on the deferred tax assets that the Company has determined are more likely than not, not realizable as of June 30, 2001.  The subsequent recognition of $0.6 million of the valuation allowance will be applied to additional paid in capital, because certain compensation expenses associated with the restricted stock awards discussed in Note 9 are deductible only for tax purposes.

Note 8.  Related Party Transactions

             The Company engages in various transactions with its parent, FTDI, in the normal course of the Company’s business.  FTDI pays the Company commission revenues for floral orders that are cleared through the FTD Clearinghouse.  Classified as other revenues, the Company records revenues for rebates received from FTDI for floral orders processed through FTDI’s credit card program, which have also been processed through the FTD Clearinghouse, and also records revenues related to fees paid by FTDI to the Company for the hosting of florists’ Web sites through the www.ftd.com Internet site.

             For orders processed through the FTD Clearinghouse, FTDI charges the Company customary clearing fees.  The Company also utilizes FTDI’s credit card processing services.  FTDI charges the Company a percentage of the order value to utilize these credit card processing services.  Costs for clearing services and credit card processing expenses are included in fulfillment and processing service expenses and are covered by the Intercompany Services Agreement between FTDI and the Company.

             The Company utilizes a call center owned and operated by FTDI for order entry and customer care services.  The Company pays FTDI based on the number of calls handled.  These costs are classified as fulfillment and processing services expenses and general and administrative expenses, as appropriate.

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

             The Company uses FTDI’s trademarks in connection with the sale of floral and specialty gift products through its Web site and toll-free telephone number.  The Company is a party to a license agreement with FTDI that includes provisions for royalty payments from the Company to FTDI of 1% of the Company’s order revenues and service fees, a 99-year term and termination, at FTDI’s option, under certain circumstances in the event that ownership of 20% or more of the Company is acquired by a person or group not affiliated with FTDI.  Royalty expense associated with FTDI’s trademarks has been included in general and administrative expenses.

The Statements of Operations include the following expense transactions with FTDI:

	Year ended June 30,

	2001	2000	1999

	(in thousands)

Costs of fulfillment and processing service	$1,787	$1,553	$3,436
Marketing and promotions	--	--	3,700
Technology development	402	1,087	1,431
General and administrative	3,329	2,611	2,334

             Additionally, related party transactions include loans to officers of the Company as follows:

             The Company loaned various officers of the Company, collectively, $1,066,349 pursuant to four-year interest bearing notes dated May 17, 2001, with accrued interest at 6.5% per annum and principal due at maturity.

             The Company loaned an officer of the Company $23,000 pursuant to a four-year interest bearing note dated June 11, 2001, with accrued interest at 6.5% per annum and principal due at maturity.

             Additionally, prior to the Company’s IPO on September 28, 1999, key employees of IOS were granted IOS restricted shares in exchange for services to be provided to IOS over a five-year service period.  At the time of the IPO, certain of these key employees became employees of FTD.COM and no longer provided services to IOS.  The key employees, however, still retained their rights to the IOS restricted shares and continue to earn the restricted shares in exchange for services that will be provided to FTD.COM.  Therefore, at the time of the IPO, FTD.COM paid IOS for the remaining $175,000 of deferred compensation associated with the restricted shares.  During fiscal years 2001 and 2000, the Company recorded $52,000 and $39,000 of compensation expense, respectively, related to these restricted shares.

Note 9.  Stock Options and Shares Reserved

             The FTD.COM INC. 1999 Equity Incentive Plan (the “Plan”) provides for the issuance of up to 4,500,000 shares of Class A common stock in connection with the granting of option rights, stock appreciation rights (SARs), restricted shares, deferred shares, performance awards or any combination of the foregoing pursuant to the Plan.  In addition, the plan provides that:

•            the aggregate number of shares of Class A common stock actually issued or transferred by the Company upon the exercise of incentive stock options shall not exceed 1,000,000 shares of Class A common stock;
•            no plan participant shall be granted option rights and appreciation rights, in the aggregate, for more than 1,000,000 shares of Class A common stock during any period of one year;
•            the number of shares issued as restricted shares shall not in the aggregate exceed 2,500,000 shares of Class A common stock; and
•            no Non-Employee Director shall be granted option rights, appreciation rights and restricted shares, in the aggregate, for more than 100,000 shares of Class A common stock during any fiscal year of the Company.

To date, the Company has not granted any SARs, deferred shares or performance awards.

             Outstanding nonqualified stock options are exercisable during a ten-year period beginning one to four years after the date of grant.  All currently outstanding options were granted with an exercise price equal to either the fair market value on the date of grant or the optionee’s first date of employment with the Company.  Changes in options outstanding are summarized as follows:

	Options Outstanding

	Options	Range of Exercise Prices	Weighted-Average Exercise Price

Balance, June 30, 1999	--	--	--
Granted	2,499,300	$2.88 - $16.00	$10.04
Exercised	--	--	--
Recaptured or terminated	(2,351,300)	$4.72 - $16.00	$10.34
Balance, June 30, 2000	148,000	$2.88 - $8.00	$5.20
Granted	160,000	$1.94 - $2.69	$2.05
Exercised	--	--	--
Recaptured or terminated	(48,000)	$2.88 - $7.75	$4.17
Balance, June 30, 2001	260,000	$1.94 - $8.00	$3.46

             There were 25,000 stock options exercisable, with a weighted average exercise price of $5.70, at June 30, 2001.  There were no options exercisable at June 30, 2000.  The following table summarizes the information regarding stock options outstanding at June 30, 2001.

	Options Outstanding

Range of Exercise Price of Options	Options Outstanding	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price

$1.94 – $2.91	205,000	9.41	$2.24
$8.00	55,000	8.47	$8.00

Total Options	260,000	9.21	$3.46

             Using the Black-Scholes model and the following assumptions, the average estimated fair value, at the dates of grant of options in fiscal years 2001 and 2000, was $1.21 and $0.98 per option, respectively.

	2001	2000

Risk-free interest rate	4.8%	6.2%
Expected dividend yield	0%	0%
Expected volatility	75%	75%
Estimated lives of options (in years)	4.0	4.0

             Based on the above assumptions, the Company would have recognized an additional $45,000 and $9,000 of compensation expense in fiscal years 2001 and 2000, respectively, if the estimated costs of the granted stock options had been recorded in the financial statements ratably over the vesting period.  This additional expense would have resulted in pro forma net income of $8,448 and net loss of $34,611, in fiscal years 2001 and 2000, respectively, with no change in reported basic or diluted net income/(loss) per share.

             Options granted during fiscal years 2001 and 2000 vest equally each year over a four-year period from the date of grant.  As a result, the estimated costs indicated above reflect only a partial vesting of such options.  If full vesting were assumed, the estimated pro forma costs for each year would have been higher than indicated above.

             The Company granted 1,355,000 restricted shares of stock at a weighted-average fair value, at the dates of grant, of $2.87 in fiscal year 2000 to key members of management.  No restricted shares were granted in fiscal year 2001 or prior to fiscal year 2000.  The Company recognized compensation expense in general and administrative expenses of $1.3 million and $160,000 in fiscal years 2001 and 2000, respectively, related to the grants of restricted stock.

Note 10.   Supplemental Cash Flow Information

             Net cash provided by continuing operations reflects interest received of $1.2 million and $1.6 million in fiscal years 2001 and 2000, respectively.  Interest paid in fiscal year 1999 was $142,000 related to interest associated with the Company’s portion of the aggregate borrowings of FTDI.  No taxes have been paid or refunded in fiscal years 2001 or 2000.  For fiscal years prior to fiscal year 2000, cumulative taxes from December 19, 1994 through the Company’s incorporation in May 1999 of $10.7 million, representing $10.1 million of tax benefits and $0.6 million of deferred taxes associated with a distribution agreement, have been settled through stockholder’s net deficit.

Note 11.  Selected Quarterly Financial Data (unaudited and in thousands, except for per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

2001:
Total revenues	$18,244	$32,451	$36,084	$43,515	$130,294

Gross profit	$5,499	$9,559	$10,472	$13,008	$38,538

Net income	$253	$2,290	$2,351	$3,599	$8,493

Weighted average common shares outstanding:
Basic	47,300	47,300	47,300	47,506	47,351

Diluted	48,651	48,635	48,662	48,730	48,661

Per share - basic and diluted:
Basic net income per share of common stock	$0.01	$0.05	$0.05	$0.08	$0.18

Diluted net income per share of common stock	$0.01	$0.05	$0.05	$0.07	$0.17

2000:
Total revenues	$12,443	$23,588	$26,550	$35,624	$98,205

Gross profit	$3,483	$6,633	$7,659	$10,505	$28,280

Net loss	$(3,850)	$(11,219)	$(8,493)	$(11,040)	$(34,602)

Weighted average common shares outstanding:
Basic	41,018	47,234	47,300	47,964	45,879

Diluted	41,018	47,234	47,300	47,964	45,879

Per share - basic and diluted:
Basic net loss per share of common stock	$(0.09)	$(0.24)	$(0.18)	$(0.23)	$(0.75)

Diluted net loss per share of common stock	$(0.09)	$(0.24)	$(0.18)	$(0.23)	$(0.75)

             The sum of earnings per share for the quarters may not equal the fiscal year amount due to rounding or to changes in the average shares outstanding during the period.

Exhibit No.		Description of Exhibit

	3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S–1, as amended (Commission File No. 333–78857) (the “S–1”)).

	3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the S–1).

	4.1	Stockholders’ Agreement, dated as of December 19, 1994, among Perry Acquisition Partners, L.P., the Co-Investors named therein and FTD Corporation (incorporated by reference to Exhibit 4.2 to the S–1).

	4.2	Form of Registration Right Agreements between FTDI and FTD.COM (incorporated by reference to Exhibit 4.4 to the S–1).

	10.1	Form of Intercompany Services Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.2 to the S–1).

	10.2	Form of Trademark License Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.3 to the S–1).

	10.3	Form of Intercompany Indemnification Agreement among FTD Corporation, FTDI and FTD.COM (incorporated by reference to Exhibit 10.4 to the S–1).

	10.4	Tax Sharing Agreement, dated as of December 19, 1994, between Perry Capital Corp. and FTDI (incorporated by reference to Exhibit 10.5 to the S–1).

	10.5	Form of First Amendment to Tax Sharing Agreement among FTD Corporation, FTDI and FTD.COM (incorporated by reference to Exhibit 10.6 to the S–1).

	10.6	Form of Florists Online Hosting Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.7 to the S–1).

	10.7	Form of Commission Agreement between FTDI and FTD.COM (incorporated by reference to Exhibit 10.8 to the S–1).

*	10.8	Letter Agreement regarding employment of Frederick K. Johnson, dated as of May 17, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-26779) (the “10-K”)).

*	10.9	Letter Agreement regarding employment of William J. Van Cleave, dated as of May 17, 2000 (incorporated by reference to Exhibit 10.14 to the 10-K).

*	10.10	Letter Agreement regarding employment of Ann Hofferberth, dated as of January 8, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2001 Form 10-Q (Commission File No. 0-26779)).

+*	10.11	Letter Agreement regarding employment of Michael J. Soenen, dated as of June 14, 2001.

+*	10.12	Letter Agreement regarding employment of Carrie A. Wolfe, dated as of June 14, 2001.

*	10.13	Form of Confidentiality and Non-Competition Agreement between the Company and each of Frederick K. Johnson and William J. Van Cleave (incorporated by reference to Exhibit 10.15 to the 10-K).

*	10.14	Form of Confidentiality and Non-Competition Agreement, dated as of January 8, 2001, between the Company and Ann Hofferberth (incorporated by reference to Exhibit 10.15 to the 10-K).

*	10.15	Form of Confidentiality and Non-Competition Agreement, dated as of June 14, 2001, between the Company and each of Michael J. Soenen and Carrie A. Wolfe (incorporated by reference to Exhibit 10.15 to the 10-K).

*	10.16	FTD.COM 1999 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S–8 (Commission File No. 333–39846) (the “S–8”)).

*	10.17	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.5 to the S–8).

*	10.18	Form of Director Non-Qualified Stock Option Agreement, dated as of December 22, 1999, between the Company and each of Samuel I. Hill for 25,000 shares and Richard M. Owen for 25,000 shares (incorporated by reference to Exhibit 4.6 to the S–8).

*	10.19	Form of Director Non-Qualified Stock Option Agreement, dated as of June 13, 2000, between the Company and each of Samuel I. Hill for 15,000 shares and Richard M. Owen for 15,000 shares (incorporated by reference to Exhibit 4.6 to the S-8).

*	10.20	Restricted Shares Agreement, dated as of May 17, 2000, between the Company and Michael J. Soenen (incorporated by reference to Exhibit 10.20 to the 10-K).

*	10.21	Restricted Shares Agreement, dated as of May 17, 2000, between the Company and Frederick K. Johnson (incorporated by reference to Exhibit 10.21 to the 10-K).

*	10.22	Form of Restricted Shares Agreement dated as of May 17, 2000, between the Company and each of William J. Van Cleave for 125,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 and Carrie A. Wolfe for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of May 17, 2000 (incorporated by reference to Exhibit 4.7 to the S–8).

*	10.23	Form of Restricted Shares Agreement, dated as of June 9, 2000, between the Company and Carrie A. Wolfe for 25,000 restricted shares that become non-forfeitable as to one-third of such restricted shares on each anniversary of June 9, 2000 (incorporated by reference to Exhibit 4.7 to the S-8).

*	10.24	Form of Non-Qualified Stock Option Agreement, dated as of January 8, 2001, between the Company and Ann Hofferberth for 125,000 shares at a price of $1.94 per share (incorporated by reference to Exhibit 4.5 to the S-8).

*	10.25	Secured Promissory Note between FTDI and Michael J. Soenen, dated as of August 22, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2000 Form 10-Q (Commission File No. 0-26779)).

+*	10.26	Form of Secured Promissory Note, dated as of May 17, 2001, between the Company and each of Michael Soenen for $601,283.42 with 216,667 shares as collateral, Frederick Johnson for $323,768.42 with 116,667 shares as collateral, Bill Van Cleave for $116,075.47 with 41,667 shares as collateral and Carrie Wolfe for $25,221.52 with 8,334 shares as collateral.

+*	10.27	Secured Promissory Note between the Company and Carrie Wolfe, dated as of June 11, 2001.

+	23.1	Consent of KPMG LLP.

	24.1	Powers of Attorney (contained in the signature page of this Form 10-K).

* Management contract or compensatory arrangement.
+ Filed as an exhibit to this Form 10-K.