Form 10-Q
period 2001-09-30
FTD COM INC
filed 2001-10-30
CIK 1086759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2001

Commission file number 0-26779

FTD.COM INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4294509
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3113 Woodcreek Drive
Downers Grove, Illinois 60515
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (630) 724-6200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No  ☐

As of October 26, 2001, there were 8,206,743 outstanding shares of the Registrant's Class A Common Stock, par value $.01 per share, and 40,395,000 outstanding shares of the Registrant's Class B Common Stock, par value $.01 per share.

FTD.COM INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FTD.COM INC.
BALANCE SHEETS
(In thousands, except share data)

	September 30,	June 30,
ASSETS	2001	2001
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,799	$25,771
Accounts receivable	31	79
Interest receivable	48	82
Prepaid expenses	67	112
Distribution agreements	496	-

Total current assets	28,441	26,044

LONG-TERM ASSETS:
Officer notes receivable, including accrued interest of $27 at September 30, 2001 and $0 at June 30, 2001	1,116	1,089
Software development costs and computer equipment at cost, net	116	23

Total long-term assets	1,232	1,112

Total assets	$29,673	$27,156

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Book overdrafts	$170	$1,150
Accounts payable	2,092	3,561
Payable to FTDI	3,241	2,488
Unearned revenue	316	222
Other accrued liabilities	777	1,275

Total current liabilities	6,596	8,696

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and June 30, 2001	-	-
Class A common stock, $.01 par value; 250,000,000 shares authorized; 8,224,614 shares issued and outstanding at September 30, 2001 and June 30, 2001	82	82
Class B convertible common stock, $.01 par value; 100,000,000 shares authorized; 40,395,000 shares issued and outstanding at September 30, 2001 and June 30, 2001	404	404
Additional paid-in capital	47,893	47,893
Class A common stock held as treasury stock, at cost; 17,871 shares at September 30, 2001 and June 30, 2001	(115)	(115)
Deferred compensation	(2,127)	(2,455)
Retained deficit	(23,060)	(27,349)

Total stockholders' equity	23,077	18,460

Total liabilities and stockholders' equity	$29,673	$27,156

See accompanying notes to financial statements.

FTD.COM INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2001	2000
	(In thousands, except per share data)
Revenues:
Order revenues and service fees, net of discounts	$19,589	$16,242
Commissions, from FTDI	1,470	1,286
Other, from FTDI	819	716

Total revenues	21,878	18,244

Costs of fulfillment and processing service	15,040	12,745

Gross profit	6,838	5,499

Operating expenses:
Marketing and promotions	1,754	2,394
Technology development	(1,542)	859
General and administrative	2,607	2,272

Total operating expenses	2,819	5,525

Income/(loss) from operations	4,019	(26)
Interest income	270	279

Income before income taxes	4,289	253
Income tax expense	-	-

Net income	$4,289	$253

Basic net income per share of common stock	$0.09	$0.01
Diluted net income per share of common stock	$0.09	$0.01

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2001	2000
	(In thousands)

Net income	$4,289	$253
Adjustments to reconcile net income to net cash and cash equivalents provided by/(used in) operating activities:
Deferred compensation expense	328	330
Depreciation and amortization	4	-
Non-cash settlement of liabilities	(807)	-
Changes in assets and liabilities:
Accounts receivable	48	263
Interest receivable	7	-
Prepaid expenses	45	(233)
Distribution agreements	(496)	(361)
Other long-term assets	-	42
Accounts payable	(662)	(3,015)
Payable to FTDI	753	1,178
Unearned revenue	94	(15)
Other accrued liabilities	(498)	(346)

Net cash and cash equivalents provided by/(used in) operating activities	3,105	(1,904)

Net cash and cash equivalents used in investing activities:
Software development costs and purchase of computer equipment	(97)	-

Net cash and cash equivalents used in financing activities:
Change in book overdrafts	(980)	-

Net increase/(decrease) in cash and cash equivalents	2,028	(1,904)

Cash and cash equivalents, beginning of period	25,771	17,961

Cash and cash equivalents, end of period	$27,799	$16,057

See accompanying notes to financial statements.

FTD.COM INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business

                FTD.COM INC. (“the Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  These floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  Throughout the year, the Company offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, plants and stuffed animals for holidays and everyday occasions.  Product offerings are available at prices ranging from $19.99 to approximately $500.00.

                The Company is a majority-owned subsidiary of Florists’ Transworld Delivery, Inc. (“FTDI”).  FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation (“IOS”).  The Company was incorporated as a Delaware corporation in May 1999 and at such time began to retain its own earnings.  In consideration for the receipt of 40,920,000 shares of the Company’s Class B common stock, par value $.01 per share (“Class B Common Stock”), (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

Note 2.  Basis of Presentation

                The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes thereto for the fiscal year ended June 30, 2001.  The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.  In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Due to seasonal variations in the Company’s business, operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that might be expected for the fiscal year ended June 30, 2002.  In addition, certain prior year amounts have been reclassified to conform to current year presentation.

Note 3.  Unearned Revenue

                Unearned revenue represents order revenues associated with floral and specialty gift orders that were placed on or prior to the period end date but were to be delivered after such date.  This revenue will be recognized, together with the related cost of goods sold, when the order is fulfilled.

Note 4.  Distribution Agreements

                The Company has entered into Internet distribution agreements pursuant to which the Company receives various services, including advertising space on shopping and search-oriented Web sites, portal links to the Company’s Web site and marketing of the Company’s product offerings through co-branded Web sites.  Pursuant to the terms of these agreements, at September 30, 2001, the Company had future commitments to pay total fixed fees of $1.0 million, which are due in the remainder of fiscal year 2002.

                Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the cumulative number of orders beyond a threshold as defined in the related agreements.  The Company records the expense related to these distribution agreements based on a per order amount taking into consideration the most likely number of total orders to be taken under each such agreement.  It is reasonably possible that in future periods evidence may become available that modifies management’s estimate of the most likely number of orders and therefore the related expense.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.  In prior fiscal years, the Company recorded expenses related to its distribution agreements ratably over the contract terms, which was consistent with the fixed payment nature of these agreements.  During the three-month periods ended September 30, 2001 and 2000, the Company recorded $0.5 million and $1.7 million of marketing and promotions expense, respectively, related to these distribution agreements.

Note 5.  Income Taxes

                The Company is party to a tax sharing agreement with IOS and FTDI.  This agreement governs the use and allocation of the Company’s tax assets.  For the three months ended September 30, 2001 and 2000, the Company reported pretax income of $4.3 million and $253,000, respectively, resulting in income taxes of $1.7 million and $101,000, respectively, at an effective rate of 40%.  The Company reduced its valuation allowance by the amount of the income taxes recorded in the three-month periods ended September 30, 2001 and 2000, thereby realizing a portion of the tax assets that had been recorded by the Company in prior fiscal years.  The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

Note 6.  Basic and Diluted Net Income Per Share

                The Company computes net income per share in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share.  Under the provisions of SFAS No. 128, the computations of basic and diluted net income per share for the three-month periods ended September 30, 2001 and 2000 are as follows:

	Three Months Ended
	September 30,
	2001	2000
	(in thousands, except per share data)

Net income	$4,289	$253

Weighted average basic shares of Common Stock outstanding	47,722	47,300

Effect of dilutive securities:
Employee stock options	130	-
Unvested restricted shares of Class A Common Stock	880	1,351

Weighted average diluted shares of Common Stock outstanding	48,732	48,651

Basic net income per share of Common Stock	$0.09	$0.01

Diluted net income per share of Common Stock	$0.09	$0.01

During the first quarter of fiscal year 2002 and 2001, options to purchase 55,000 and 108,000 shares of the Company’s Class A common stock, par value $.01 per share (“Class A Common Stock,” and together with the Class B Common Stock, the “Common Stock”), respectively, at $8.00 per share and at prices ranging from $2.88 to $8.00 per share, respectively, were not included in the computation of diluted net income per share of Common Stock because the exercise prices for these options were greater than the average market price of the Class A Common Stock during such periods, and therefore their effect was anti-dilutive.  All outstanding shares of Class B Common Stock are owned by FTDI.

Note 7.  Intercompany Agreements

                The Company engages in various transactions with its parent company, FTDI, in the normal course of the Company’s business.  FTDI pays the Company commission revenues for floral orders that are cleared through the FTD Clearinghouse.  Classified as other revenues, the Company records revenues for rebates received from FTDI for floral orders processed through FTDI’s credit card processing program, which have also been processed through the FTD Clearinghouse, and also records revenues related to fees paid by FTDI to the Company for the hosting of florists’ Web sites through the www.ftd.com Internet site.

                For orders processed through the FTD Clearinghouse, FTDI charges the Company customary clearing fees.  The Company also utilizes FTDI’s credit card processing services.  FTDI charges the Company a percentage of the order value to utilize these credit card processing services.  Costs for clearing services and credit card processing expenses are included in costs of fulfillment and processing service and are covered by the Intercompany Services Agreement between FTDI and the Company.

                The Company utilizes a call center owned and operated by FTDI for order entry and customer care services.  The Company pays FTDI based on the number of calls handled.  These costs are classified as costs of fulfillment and processing service and general and administrative expenses, as appropriate.

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

                The Company uses FTDI’s trademarks in connection with the sale of floral and specialty gift products through its Web site and toll-free telephone number.  The Company is a party to a license agreement with FTDI that includes provisions for royalty payments from the Company to FTDI of 1% of the Company’s order revenues and service fees, a 99-year term and termination, at FTDI’s option, under certain circumstances in the event that ownership of 20% or more of the Company is acquired by a person or group not affiliated with FTDI.  Royalty expenses associated with FTDI’s trademarks have been included in general and administrative expenses.

                The statements of operations include the following expense transactions with FTDI:

	Three months ended
	September 30,
	2001	2000
	(In thousands and unaudited)
Costs of fulfillment and processing service	$257	$259
Technology development	102	108
General and administrative	836	644

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

                FTD.COM INC. (“the Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts, which began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  These floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  Throughout the year, the Company offers over 400 floral arrangements and over 800 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, plants and stuffed animals for holidays and everyday occasions.  Product offerings are available at prices ranging from $19.99 to approximately $500.00.

                The Company is a majority-owned subsidiary of Florists’ Transworld Delivery, Inc. (“FTDI”).  FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation (“IOS”).  The Company was incorporated as a Delaware corporation in May 1999 and at that time began to retain its own earnings.  In consideration for the receipt of 40,920,000 shares of the Company’s Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral order and specialty gift product business.

                The Company’s revenues and operating results may vary from quarter to quarter because of seasonal fluctuations in the Company’s business.  For example, revenues and operating results have historically been lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, falls within that quarter.  In addition, depending on the year, the popular floral and gift holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding year may be of limited relevance in evaluating the Company’s historical performance and predicting the Company’s future performance.

Results of Operations

                The following is a discussion of changes in the Company’s financial condition and results of operations for the three-month period ended September 30, 2001, compared to the same period of the prior fiscal year.

Total Revenues

	Three Months Ended
	September 30,		%
	2001	2000	Change
	(in thousands)
Order revenues and service fees, net of discounts	$19,589	$16,242	21%
Commissions, from FTDI	1,470	1,286	14%
Other, from FTDI	819	716	14%
Total revenues	$21,878	$18,244	20%

                Total revenues increased $3.7 million, or 20%, for the three-month period ended September 30, 2001 compared to the same period of the prior fiscal year.  The increase was primarily attributable to increases in order volume and average order value.

                Order revenues and service fees, net of discounts, increased $3.4 million, or 21%, for the three months ended September 30, 2001 compared to the same period of the prior fiscal year.  Total order volume was 320,171 for the three months ended September 30, 2001, representing a 16% increase over order volume of 275,079 for the same period of the prior fiscal year.  The increase was primarily a result of an increase in Internet orders of 22% over the same period of the prior fiscal year, partially offset by a decrease in telephone orders.  The Company believes that this decrease in telephone orders is partially attributable to the conversion of phone customers to Internet customers.  Internet orders were 88% of total orders for the three months ended September 30, 2001 compared to 84% for the same period of the prior fiscal year.  Average order value increased 4% for the three months ended September 30, 2001 to $61.18 per order from $59.04 per order in the same period of the prior fiscal year.

                Commission revenues, which consist of commissions paid to the Company by FTDI, increased $0.2 million, or 14%, for the three months ended September 30, 2001 compared to the same period of the prior fiscal year.  The increase in commission revenues paid by FTDI to the Company was due to the increase in floral order volume.  Pursuant to an incentive program in effect from July 1998 through September 1999 and a commission agreement in effect since October 1999, which expires on June 30, 2002, FTDI pays the Company a $5.00 commission on every floral order that the Company clears through the FTD Clearinghouse.  This agreement will automatically renew on June 30, 2002 for a three-year period ending June 30, 2005, unless notice of election not to renew is given by FTDI or the Company by December 31, 2001.  FTDI is under no obligation to pay these commissions once the commission agreement expires.  There have been no discussions between FTDI and the Company regarding the parties’ intentions with respect to the December 31 notice of non-renewal deadline.  Commission revenues represented 7% of total revenues for both the three-month periods ended September 30, 2001 and 2000.

                Other revenues increased $0.1 million, or 14%, for the three months ended September 30, 2001 compared to the same period of the prior fiscal year.  The increase was primarily attributable to an increase in rebates received from FTDI for floral orders processed through FTDI’s credit card program which have also been processed through the FTD Clearinghouse.  The rebates received are based on a percentage of the value processed through the credit card processing program.  Also included in other revenues are fees paid by FTDI to the Company for the hosting of florists’ Web sites through the www.ftd.com Web site.  The fees received in the three months ended September 30, 2001 related to the hosting of florists’ Web sites increased slightly compared with those received in the same period of the prior fiscal year.

Costs of Fulfillment and Processing Service

	Three Months Ended
	September 30,		%
	2001	2000	Change
	(in thousands)
Costs of fulfillment and processing service	$15,040	$12,745	18%

                Costs of fulfillment and processing service increased $2.3 million, or 18%, for the three months ended September 30, 2001 compared to the same period of the prior fiscal year.  The increase was primarily attributable to increases in order volume and average order value.  Gross profit margins increased to 31.3% for the three months ended September 30, 2001 compared to 30.1% for the same period of the prior fiscal year.  The increase in gross profit margins was due in part to a reduction in order processing expenses, resulting from both a decrease in the total number of phone orders and increased efficiencies in order processing, and an increase in specialty gift orders, which typically have higher gross profit margins.  Specialty gift orders comprised 9.7% and 6.8% of total order volume for the three-month periods ended September 30, 2001 and 2000, respectively.

Marketing and Promotions

	Three Months Ended
	September 30,		%
	2001	2000	Change
	(in thousands)
Marketing and promotions	$1,754	$2,394	(27%	)

                Marketing and promotions expenses decreased $0.6 million, or 27%, for the three months ended September 30, 2001 compared to the same period of the prior fiscal year.  The decrease was primarily due to a decrease in online advertising expenses, due to lower annual contract obligations and changes in the current year contract terms resulting in the Company recording the expense related to these distribution agreements based on a per order amount.  In prior fiscal years, the Company recorded expenses related to its distribution agreements ratably over the contract terms, which was consistent with the fixed payment nature of these agreements.

                The Company continues to execute a balanced marketing program focused on customer acquisition and retention.  Complementing the Company’s current marketing program are the independent, though closely aligned, marketing efforts of FTD.COM’s parent company, FTDI, which are focused on promoting the FTD brand.  This marketing synergy reduces the need for FTD.COM to separately promote its brand and has allowed FTD.COM to focus its marketing efforts on a more balanced program of customer acquisition and retention.

                In connection with the marketing and promotional efforts, the total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or the 1-800-SEND-FTD telephone number) increased by 5%, or 180,514 customers, to 3,619,627 customers as of September 30, 2001 from 3,439,113 customers as of June 30, 2001.  For the same period of the prior fiscal year, the total customer base increased 6%, or 139,027 customers, to 2,568,560 customers as of September 30, 2000 from 2,429,533 customers as of June 30, 2000.

Technology Development

	Three Months Ended
	September 30,		%
	2001	2000	Change
	(in thousands)
Technology development	$(1,542)	$859	NM

                Excluding a $2.6 million gain recorded in the first quarter of fiscal year 2002, technology development expenses increased $0.2 million, or 17%, for the three months ended September 30, 2001 compared to the same period of the prior fiscal year.  The increase was primarily related to an increase in current year Web site hosting costs due to increased order volume and an increase in current year costs related to the hiring of additional employees in the technology area throughout fiscal year 2001.

                The $2.6 million gain, net of legal fees, was attributable to the settlement of a claim against the developer of an unlaunched version of the Company’s Web site.

General and Administrative

	Three Months Ended
	September 30,		%
	2001	2000	Change
	(in thousands)
General and administrative	$2,607	$2,272	15%

                General and administrative expenses increased $0.3 million, or 15%, for the three months ended September 30, 2001 compared to the same period of the prior fiscal year.  The increase was primarily due to increased salary expenses, as well as increased rent expenses and occupancy costs related to the leased office space from FTDI.

Liquidity and Capital Resources

                At September 30, 2001, the Company had cash and cash equivalents of $27.8 million, compared to $16.1 million at September 30, 2000.  The Company’s future liquidity requirements are expected to consist primarily of working capital needs, including the funding of marketing and promotions expenses and expenditures related to software development costs and computer equipment.  For the three-month period ended September 30, 2001, the Company made capital expenditures of $0.1 million related to software development costs and computer equipment.  The Company has future commitments of $1.0 million related to Internet distribution agreements, as described in Note 4 of the notes to the financial statements.

                Net cash provided by operating activities was $3.1 million for the three-month period ended September 30, 2001, primarily attributable to net income of $4.3 million, that was partially offset by the reversal of $0.8 million in accruals related to the $2.6 million gain recorded in the first quarter of fiscal year 2001.  Net cash used in operating activities was $1.9 million for the three-month period ended September 30, 2000, primarily attributable to a decrease in accounts payable, partially offset by an increase in the payable to FTDI.

                Net cash used in investing activities was $0.1 million for the three months ended September 30, 2001, consisting of capital expenditures related to software development costs and the purchase of computer equipment.  Software development costs were capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-02, Accounting for Web Site Development Costs.  The Company did not make any capital expenditures for the three months ended September 30, 2000, and, therefore, had no cash used in investing activities for the first quarter of fiscal year 2001.

                Net cash used in financing activities was $1.0 million for the three-month period ended September 30, 2001, attributable to the reduction in book overdrafts, which relate to checks issued but not presented to banks.  The Company had no net cash provided by or used in financing activites for the three-month period ended September 30, 2000.

                During the remainder of fiscal year 2002, the Company intends to continue its balanced marketing campaign focused on the retention of existing customers and the acquisition of new customers.  In addition, the Company plans to continue to invest in expanding its product offerings, improving its Web site and improving the infrastructure supporting customer service.  The scope of these programs and investments is expected to be affected in the near term by the amount of future cash flows from operations.  The Company believes that its existing cash and future cash flows from operations will be sufficient to meet its liquidity needs through June 30, 2002.  However, any projections of future cash inflows and outflows and any projections of the future state of the economy and economic buying conditions, which may have a direct affect on the Company’s cash inflows are subject to substantial uncertainty.  In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company’s liquidity requirements or cause the Company to seek to issue additional equity or debt.  If the Company determines that it needs to raise additional capital, the Company may seek to sell additional equity or raise debt from third-party sources or FTDI.  The sale of additional equity or convertible debt securities could result in dilution to the Company’s stockholders.  In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company’s operations.  There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all.  If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Deferred Tax Asset

                The Company is party to a tax sharing agreement with IOS and FTDI.  This agreement governs the use and allocation of the Company’s tax assets.  For the three months ended September 30, 2001 and 2000, the Company reported pretax income of $4.3 million and $253,000, respectively, resulting in income taxes of $1.7 million and $101,000, respectively, at an effective rate of 40%. The Company reduced its valuation allowance by the amount of the income taxes recorded in the three-month periods ended September 30, 2001 and 2000, thereby realizing a portion of the tax assets that had been recorded by the Company in prior fiscal years. The Company believes the remaining tax assets may not be realized in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.

Forward-Looking Information

                Except for the historical information contained in this report, certain statements made herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the Company’s expectations, assumptions, estimates and projections regarding its results of operations, performance and business prospects and opportunities.  Words such as “anticipates,” “believes,” “plans,” “expects,” “estimates” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements.  The forward-looking statements reflect the Company’s current beliefs and expectations and are based on information currently available to the Company.  Accordingly, these statements are subject to various risks, uncertainties and other factors that could cause the Company’s actual results of operations, performance and business prospects and liquidity to differ from those expressed in, or implied by, these forward-looking statements.  Actual results of operations, performance and business prospects and liquidity could differ materially from those expressed in, or implied by, these forward-looking statements as a result of the success of FTD.COM’s and FTDI’s marketing campaigns; the Company’s ability to retain customers and increase average order value; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web site; the Company’s ability to integrate additional partners or acquisitions, if any are identified, and the existence of system failures.  Additional risks, uncertainties and other factors are described in the Company’s Registration Statement on Form S-1, as amended (File No. 333-78857), under the caption “Risk Factors.”  The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect events or circumstances after the date of this document that may bear upon the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                As of September 30, 2001, the Company was not party to any significant financing arrangements.  The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents.  Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

        During the quarter ended September 30, 2001, FTD.COM filed a current report on Form 8-K under Item 5 (Other Events) announcing the settlement of a claim against the developer of an unlaunched version of the Company’s Web site.  This current report on Form 8-K was filed on September 13, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD.COM INC.

Date: October 30, 2001	By:	/s/ Carrie A. Wolfe

Carrie A. Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)