Form 10-Q
period 2001-12-31
FTD COM INC
filed 2002-02-01
CIK 1086759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2001

Commission file number 0-26779

FTD.COM INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4294509
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3113 Woodcreek Drive

Downers Grove, Illinois 60515

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (630) 724-6200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒       No  ☐

As of January 30, 2002, there were 8,206,743 outstanding shares of the Registrant’s Class A Common Stock, par value $.01 per share, and 40,395,000 outstanding shares of the Registrant’s Class B Common Stock, par value $.01 per share.

FTD.COM INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FTD.COM INC.

BALANCE SHEETS

(In thousands, except share data)

	December 31,	June 30,
	2001	2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,040	$25,771
Accounts receivable	268	79
Interest receivable	45	82
Prepaid expenses	1,570	112
Distribution agreements	166	—

Total current assets	31,089	26,044

LONG-TERM ASSETS:
Deposits	29	—
Officer notes receivable, including accrued interest of $45 at December 31, 2001	1,134	1,089
Property and equipment, net	364	23
Goodwill and intangible assets, net	7,252	—

Total long-term assets	8,779	1,112

Total assets	$39,868	$27,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Book overdrafts	$—	$1,150
Accounts payable	4,525	3,561
Payable to FTDI	6,798	2,488
Unearned revenue	356	222
Other accrued liabilities	1,505	1,275

Total current liabilities	13,184	8,696

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2001 and June 30, 2001	—	—
Class A common stock, $.01 par value; 250,000,000 shares authorized; 8,224,614 shares issued and outstanding at December 31, 2001 and June 30, 2001	82	82
Class B convertible common stock, $.01 par value; 100,000,000 shares authorized; 40,395,000 shares issued and outstanding at December 31, 2001 and June 30, 2001	404	404
Additional paid-in capital	47,893	47,893
Class A common stock held as treasury stock, at cost; 17,871 shares at December 31, 2001 and June 30, 2001	(115)	(115)
Deferred compensation	(1,798)	(2,455)
Retained deficit	(19,782)	(27,349)

Total stockholders’ equity	26,684	18,460

Total liabilities and stockholders’ equity	$39,868	$27,156

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
		(In thousands, except per share data)
Revenues:
Order revenues and service fees, net of discounts	$36,796	$29,278	$56,385	$45,520
Commissions, from FTDI	2,622	2,247	4,092	3,533
Other, from FTDI	971	926	1,790	1,642

Total revenues	40,389	32,451	62,267	50,695

Costs of fulfillment and processing service	28,010	22,892	43,050	35,637

Gross profit	12,379	9,559	19,217	15,058

Operating expenses:
Marketing and promotions	4,788	4,261	6,542	6,655
Technology development	1,203	456	(339)	1,315
General and administrative	3,291	2,797	5,898	5,069

Total operating expenses	9,282	7,514	12,101	13,039

Income from operations	3,097	2,045	7,116	2,019
Interest income	181	245	451	524

Income before income taxes	3,278	2,290	7,567	2,543
Income tax expense	—	—	—	—

Net income	$3,278	$2,290	$7,567	$2,543

Basic earnings per share of common stock	$0.07	$0.05	$0.16	$0.05
Diluted earnings per share of common stock	$0.07	$0.05	$0.16	$0.05

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2001	2000
	(In thousands)

Net income	$7,567	$2,543
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Deferred compensation expense	657	662
Depreciation and amortization	40	—
Non-cash settlement of liabilities	(807)	(524)
Changes in assets and liabilities net of effects of acquisition:
Accounts receivable	(153)	215
Interest receivable	(8)	—
Prepaid expenses	214	(402)
Distribution agreements	(166)	(643)
Other long-term assets	(3)	83
Accounts payable	1,676	(1,628)
Payable to FTDI	4,310	7,004
Unearned revenue	134	13
Other accrued liabilities	230	(125)

Net cash and cash equivalents provided by operating activities	13,691	7,198

Net cash and cash equivalents used in investing activities:
Purchase of certain assets of National Flora, Inc.	(8,994)	—
Purchase of property and equipment	(278)	—

Net cash and cash equivalents used in investing activities	(9,272)	—

Net cash and cash equivalents used in financing activities:
Change in book overdrafts	(1,150)	—

Net increase in cash and cash equivalents	3,269	7,198

Cash and cash equivalents, beginning of period	25,771	17,961

Cash and cash equivalents, end of period	$29,040	$25,159

Supplemental disclosures of cash flow information:

Purchase of certain assets of National Flora, Inc.:
Fair value of assets acquired	$1,816	$—
Fair value of liabilities assumed	(21)	—
Other acquisition costs	(74)	—
Excess purchase price allocated to intangible assets	7,273	—

Net cash payment	$8,994	$—

See accompanying notes to financial statements.

FTD.COM INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business

FTD.COM INC. (the “Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  These floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  Throughout the year, the Company offers over 400 floral arrangements and over 850 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, plants and stuffed animals for holidays and everyday occasions.  Product offerings are available at prices ranging from $21.99 to approximately $500.00.

The Company is a majority-owned subsidiary of Florists’ Transworld Delivery, Inc. (“FTDI”).  FTDI is a wholly-owned subsidiary of IOS BRANDS Corporation (“IOS”).  The Company was incorporated as a Delaware corporation in May 1999 and at such time began to retain its own earnings.  In consideration for the receipt of 40,920,000 shares of the Company’s Class B common stock, par value $.01 per share (“Class B Common Stock”) (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral and specialty gift business.

Note 2.  Acquisition of Certain Assets of National Flora, Inc.

On November 9, 2001, the Company completed the acquisition of certain assets of National Flora, Inc. (“National Flora”) pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora, and the Company (the “Asset Purchase Agreement”).  National Flora is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million, which was provided from the Company’s existing cash balances.  The assets acquired primarily consisted of $1.7 million in prepaid advertising expenses, National Flora’s rights under or in respect of certain contracts and agreements, National Flora’s customer base and goodwill.  The amount of the consideration was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the Company.  The results of operations since the date of the Company’s acquisition of certain assets of National Flora are included in the Company’s financial statements.

The following unaudited pro forma summary presents the Company’s results of operations as if the acquisition had occurred on July 1, 2000.  This summary is provided for informational purposes only.  It does not necessarily reflect the actual results that would have occurred had the acquisition been made as of July 1, 2000, or results that may occur in the future.

	Six Months Ended December 31,
	2001	2000
	(in thousands and unaudited)
Revenues	$70,965	$66,604
Net income	7,939	3,734

Basic earnings per share of common stock	$0.17	$0.08
Diluted earnings per share of common stock	$0.16	$0.08

The Company accounted for the acquisition using the purchase method of accounting, and accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.  This allocation included $0.9 million allocated to a customer list, which will be amortized over 5 years.  At December 31, 2001, accumulated amortization was $22,000 associated with this intangible asset.

Of the remaining portion of the purchase price, $6.4 million was allocated to goodwill.  In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the $6.4 million in goodwill acquired in the acquisition of National Flora will not be amortized and will be tested for impairment at least annually.  For tax purposes, 100% of the $6.4 million in goodwill will be deductible.

Note 3.  Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes thereto for the fiscal year ended June 30, 2001.  The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.  In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Due to seasonal variations in the Company’s business, operating results for the three-month period ended December 31, 2001 are not necessarily indicative of the results that might be expected for the fiscal year ended June 30, 2002.  In addition, certain prior year amounts have been reclassified to conform to current year presentation.

Note 4.  Unearned Revenue

Unearned revenue represents order revenues associated with floral and specialty gift orders that were placed on or prior to the period end date and were to be delivered after such date.  This revenue will be recognized, together with the related cost of goods sold, when the order is fulfilled.

Note 5.  Distribution Agreements

The Company has entered into Internet distribution agreements pursuant to which the Company receives various services, including advertising space on shopping and search-oriented Web sites, portal links to the Company’s Web site and marketing of the Company’s product offerings through co-branded Web sites.  Pursuant to the terms of these agreements, at December 31, 2001, the Company had future commitments to pay total fixed fees of $1.3 million, which are due in the remainder of fiscal year 2002.

Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the cumulative number of orders beyond a threshold as defined in the related agreements.  The Company records expenses related to these distribution agreements based on a per order amount taking into consideration the most likely number of total orders to be taken under each such agreement.  It is reasonably possible that in future periods evidence may become available that modifies management’s estimate of the most likely number of orders and therefore the related expense.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.  In prior fiscal years, the Company recorded expenses related to its distribution agreements ratably over the contract terms, which was consistent with the fixed payment nature of these agreements.  During the three- and six-month periods ended December 31, 2001, the Company recorded $0.7 million and $1.2 million of marketing and promotions expense, respectively, related to these distribution agreements, compared to $1.7 million and $3.4 million recorded for the three- and six-month periods ended December 31, 2000, respectively.

Note 6.  Income Taxes

The Company is party to a tax sharing agreement with IOS and FTDI.  This agreement governs the use and allocation of the Company’s tax assets.  For the three- and six-month periods ended December 31, 2001, the Company reported pretax income of $3.3 million and $7.6 million, respectively, resulting in income taxes of $1.3 million and $3.0 million, respectively, at an effective rate of 40%.  For the three- and six-month periods ended December 31, 2000, the Company reported pretax income of $2.3 million and $2.5 million, respectively, resulting in income taxes of $0.9 million and $1.0 million, respectively, at an effective rate of 40%.  The Company reduced its valuation allowance by the amount of the income taxes recorded during the respective periods, thereby realizing a portion of the tax assets that had been recorded by the Company in prior fiscal years.  In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company believes, based on the limited operating history of the Company, the short-term nature of its Internet distribution agreements as described in Note 5 and the Company's reliance on FTDI's marketing of the FTD brand as described in Note 8, the remaining tax assets are more likely than not, not realizable in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.  It is reasonably possible that in future periods evidence may become available that modifies management's estimate.  If a change in estimate were to occur, the effect would be recognized in the period during which the change occurs.

At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of $20.9 million, which are available to offset future Federal taxable income, if any, through year 2020.

Note 7.  Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share.  Under the provisions of SFAS No. 128, the computations of basic and diluted earnings per share for the three- and six-month periods ended December 31, 2001 and 2000 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
		(in thousands, except per share data)

Net income	$3,278	$2,290	$7,567	$2,543

Weighted average basic shares of Common Stock outstanding	47,722	47,300	47,722	47,300
Effect of dilutive securities:
Employee stock options	112	—	125	—
Unvested restricted shares of Class A Common Stock	880	1,335	880	1,343
Weighted average diluted shares of Common Stock outstanding	48,714	48,635	48,727	48,643

Basic earnings per share of Common Stock	$0.07	$0.05	$0.16	$0.05
Diluted earnings per share of Common Stock	$0.07	$0.05	$0.16	$0.05

During both the three- and six-month periods ended December 31, 2001, options to purchase 55,000 shares of the Company’s Class A common stock, par value $.01 per share (“Class A Common Stock,” and together with the Class B Common Stock, the “Common Stock”), at $8.00 per share were not included in the computation of diluted earnings per share of Common Stock because the exercise price for these options was greater than the average market price of the Class A Common Stock during such periods, and therefore, their effect was anti-dilutive.

During both the three- and six-month periods ended December 31, 2000, options to purchase 108,000 shares of the Company’s Class A Common Stock at prices ranging from $2.88 to $8.00 per share were not included in the computation of diluted earnings per share of Common Stock because the exercise prices for these options were greater than the average market price of the Class A Common Stock during such periods, and therefore, their effect was anti-dilutive.

All outstanding shares of Class B Common Stock are owned by FTDI.  Additionally, as of December 31, 2001, FTDI owns 50,000 shares of Class A Common Stock.

Note 8.  Intercompany Agreements

The Company engages in various transactions with its parent company, FTDI, in the normal course of the Company’s business.  FTDI pays the Company commission revenues for floral orders that are cleared through the FTD Clearinghouse in accordance with a commission agreement that will automatically renew on July 1, 2002 for a three-year period ending June 30, 2005.  Classified as other revenues, the Company records revenues for rebates received from FTDI for floral orders processed through FTDI’s credit card processing program, which have also been processed through the FTD Clearinghouse, and also records revenues related to fees paid by FTDI to the Company for the hosting of florists’ Web sites through the www.ftd.com Internet site.

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

At certain times, the Company utilizes a call center owned and operated by FTDI for order entry and customer care services.  The Company pays FTDI based on the number of calls handled.  These costs are classified as costs of fulfillment and processing service and general and administrative expenses, as appropriate.

The Company and FTDI are parties to an Intercompany Services Agreement which covers technical and administrative services, facilities and occupancy, Internet/telecom usage and other services that are provided to the Company by FTDI.  Technical and administrative services include employee and other departmental costs for the technical, human resources, accounting, administrative and legal departments.  In consideration for these services, FTDI has allocated a portion of its departmental costs related to the services it provides to the Company.  The allocations were estimated using proportional cost allocation methods, plus an additional general and administrative charge of 5% of the value of the services utilized.  These costs are classified as technology development expenses and general and administrative expenses, as appropriate.

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

The Company uses FTDI’s trademarks in connection with the sale of floral and specialty gift products through its Web site and toll-free telephone numbers.  The Company is a party to a license agreement with FTDI that includes provisions for royalty payments from the Company to FTDI of 1% of the Company’s order revenues and service fees, a 99-year term and termination, at FTDI’s option, under certain circumstances in the event that ownership of 20% or more of the Company is acquired by a person or group not affiliated with FTDI.  Royalty expenses associated with FTDI’s trademarks have been included in general and administrative expenses.

Complementing the Company's current marketing program are the independent, though closely aligned, marketing efforts of FTDI which are focused on promoting the FTD brand.  This marketing synergy reduces the need for FTD.COM to separately promote its brand and has allowed FTD.COM to focus its marketing efforts on a more balanced program of customer acquisition and retention.

The statements of operations include the following expense transactions with FTDI:

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
		(In thousands and unaudited)
Costs of fulfillment and processing service	$531	$532	$788	$791
Technology development	99	102	201	210
General and administrative	1,045	796	1,881	1,440

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FTD.COM INC. (the “Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  These floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  Throughout the year, the Company offers over 400 floral arrangements and over 850 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, plants and stuffed animals for holidays and everyday occasions.  Product offerings are available at prices ranging from $21.99 to approximately $500.00.

The Company is a majority-owned subsidiary of Florists’ Transworld Delivery, Inc. (“FTDI”).  FTDI is a wholly-owned subsidiary of IOS Brands Corporation (“IOS”).  The Company was incorporated as a Delaware corporation in May 1999 and at that time began to retain its own earnings.  In consideration for the receipt of 40,920,000 shares of the Company’s Class B common stock (as adjusted to reflect a 12-for-1 stock split on July 30, 1999), FTDI contributed to the Company the assets and liabilities relating to the consumer floral and specialty gift business.

The Company’s revenues and operating results may vary from quarter to quarter because of seasonal fluctuations in the Company’s business.  For example, revenues and operating results have historically been lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, falls within that quarter.  In addition, depending on the year, the popular floral and gift holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical financial performance and predicting the Company’s future performance.

Results of Operations

The following is a discussion of changes in the Company’s financial condition and results of operations for the three- and six-month periods ended December 31, 2001 compared to the same periods of the prior fiscal year.

Total Revenues

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
	2001	2000	Change	2001	2000	Change
	(in thousands)			(in thousands)
Order revenues and service fees, net of discounts	$36,796	$29,278	26%	$56,385	$45,520	24%
Commissions, from FTDI	2,622	2,247	17%	4,092	3,533	16%
Other, from FTDI	971	926	5%	1,790	1,642	9%
Total revenues	$40,389	$32,451	24%	$62,267	$50,695	23%

Total revenues increased $7.9 million, or 24%, and $11.6 million, or 23%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.  The increases were primarily attributable to increases in order revenues and service fees, net of discounts.

Order revenues and service fees, net of discounts, increased $7.5 million, or 26%, and $10.9 million, or 24%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.  The increases were primarily the result of increases in order volume at FTD.COM, increases in order volume due to the acquisition of certain assets of National Flora, Inc. (“National Flora”) and increases in average order value.  Total order volume for the three- and six-month periods ended December 31, 2001 was 624,423 and 944,594, respectively, representing a 22% and 20% increase, respectively, over the same periods of the prior fiscal year.  Internet orders increased 15% and 17% for the three- and six-month periods ended December 31, 2001, respectively, over the same periods of the prior fiscal year.  Telephone orders increased 54% and 32% for the three- and six-month periods ended December 31, 2001, respectively, over the same periods of the prior fiscal year.  The increases in telephone orders were attributable to the acquisition of National Flora, which primarily generates orders from telephone sales.  Internet orders were 78% and 81% of total orders, respectively, for the three- and six-month periods ended December 31, 2001 compared to 83% for both of the same periods of the prior fiscal year.  This decrease in Internet orders as a percentage of total orders is attributable to the addition of the National Flora telephone orders as discussed above.  Average order value increased 3.4% for both the three- and six-month periods ended December 31, 2001 to $58.93 per order and $59.69 per order, respectively.

Commission revenues, which consist of commissions paid to the Company by FTDI, increased $0.4 million, or 17%, and $0.6 million, or 16%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.  The increases in commission revenues paid by FTDI to the Company were due to increases in floral order volume.  Pursuant to a commission agreement, FTDI pays the Company a $5.00 commission on every floral order that the Company clears through the FTD Clearinghouse.  This agreement will automatically renew on July 1, 2002 for a three-year period ending June 30, 2005.  Unless notice of election not to renew is given by FTDI or the Company by December 31, 2004, this agreement will again automatically renew on July 1, 2005 for a three-year period.  FTDI is under no obligation to pay these commissions once the commission agreement expires.  Commission revenues represented 6% and 7% of total revenues for the three- and six-month periods ended December 31, 2001, respectively, compared to 7% of total revenues for both of the same periods of the prior fiscal year.

Other revenues increased $0.1 million, or 5%, and $0.2 million, or 9%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.  The increase was primarily attributable to an increase in rebates received from FTDI for floral orders processed through FTDI’s credit card program which have also been processed through the FTD Clearinghouse.  The rebates received are based on a percentage of the merchandise value processed through the credit card processing program.  Other revenues also include fees paid by FTDI to the Company for the hosting of florists’ Web sites through the www.ftd.com Web site.  The fees received in the three- and six-month periods ended December 31, 2001 related to the hosting of florists’ Web sites increased slightly compared with those received in the same periods of the prior fiscal year.

Costs of Fulfillment and Processing Service

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
	2001	2000	Change	2001	2000	Change
	(in thousands)			(in thousands)
Costs of fulfillment and processing service	$28,010	$22,892	22%	$43,050	$35,637	21%

Costs of fulfillment and processing service increased $5.1 million, or 22%, and $7.5 million, or 21%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.  These increases were primarily due to increases in order revenues, as discussed under the caption “Total Revenues” above.  Gross profit margins increased to 30.6% and 30.9% for the three- and six-month periods ended December 31, 2001, respectively, compared to 29.5% and 29.7% for the same periods of the prior fiscal year.  The increases in gross profit margins were primarily the result of operating improvements, including efficiencies in order entry processing, and increases in specialty gift orders, which typically have higher gross profit margins.  Specialty gift orders comprised 15.4% and 13.5% of total orders for the three- and six-month periods ended December 31, 2001, respectively, compared to 10.7% and 9.3%, respectively, for the same periods of the prior fiscal year.

Marketing and Promotions

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
	2001	2000	Change	2001	2000	Change
	(in thousands)			(in thousands)
Marketing and promotions	$4,788	$4,261	12%	$6,542	$6,655	(2)%

Marketing and promotions expenses increased $0.5 million, or 12%, and decreased $0.2 million, or 2%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.

The increase in the three-month period ended December 31, 2001 was primarily due to an increase in offline advertising expenses and direct marketing expenses, partially offset by a decrease in online advertising expenses.  During the second quarter of fiscal year 2002, the Company began incurring costs for yellow pages advertising related to the acquisition of certain assets of National Flora, which contributed to an increase in offline advertising expenses.  The number of direct marketing programs has increased over the last year with the addition of several airline and other corporate partnerships, which has resulted in increased direct marketing costs.  Online advertising expenses decreased primarily due to lower annual contract obligations and changes in current year contract terms resulting in the Company recording the expense related to certain distribution agreements based on a per order amount.  In prior fiscal years, the Company recorded expenses related to its distribution agreements ratably over the contract terms, which was consistent with the fixed payment nature of these agreements.

The decrease in the six-month period ended December 31, 2001 was primarily due to a decrease in online advertising expenditures, partially offset by an increase in both direct marketing costs and offline advertising costs, as discussed above.

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

In connection with the marketing and promotional efforts, the total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or the Company’s toll-free telephone numbers) increased by 23%, or 0.8 million customers, to 4.2 million customers as of December 31, 2001 from 3.4 million customers as of June 30, 2001.  This increase includes the addition of 0.3 million customers in connection with the acquisition of certain assets of National Flora.  For the same period of the prior fiscal year, the total customer base increased by 16%, or 0.4 million customers, to 2.8 million customers as of December 31, 2000, from 2.4 million customers as of June 30, 2000.

Technology Development

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
	2001	2000	Change	2001	2000	Change
	(in thousands)			(in thousands)
Technology development	$1,203	$456	164%	$(339)	$1,315	NM

Excluding a $2.6 million gain recorded in the first quarter of fiscal year 2002 and a $0.5 million gain recorded in the second quarter of fiscal year 2001, technology development expenses increased $0.2 million, or 23%, and $0.4 million, or 20%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.  The increases were primarily related to an increase in current year Web site hosting costs due to increased order volume and an increase in current year costs related to the hiring of additional employees in the technology area during fiscal year 2001.

The $2.6 million gain, net of legal fees, recorded in the first quarter of fiscal year 2002 was attributable to the settlement of a claim against the developer of an unlaunched version of the Company’s Web site.  The $0.5 million gain recorded in the second quarter of fiscal year 2001 was attributable to the settlement of a third-party vendor cancellation fee.

General and Administrative

	Three Months Ended December 31,		%	Six Months Ended December 31,		%
	2001	2000	Change	2001	2000	Change
	(in thousands)			(in thousands)
General and administrative	$3,291	$2,797	18%	$5,898	$5,069	16%

General and administrative expenses increased $0.5 million, or 18%, and $0.8 million, or 16%, for the three- and six-month periods ended December 31, 2001, respectively, compared to the same periods of the prior fiscal year.  The increases were due primarily to increased salary expenses, increased customer service costs related to increased order volume and increased rent and occupancy costs related to the leased office space from FTDI.

Liquidity and Capital Resources

At December 31, 2001, the Company had cash and cash equivalents of $29.0 million, compared to $25.2 million at December 31, 2000.  The Company’s future liquidity requirements are expected to consist primarily of working capital needs, including marketing and promotions expenses, and expenditures related to property and equipment.  For the six-month period ended December 31, 2001, the Company made capital expenditures of $0.3 million related to software development costs and computer equipment.  The Company has future commitments of $1.3 million related to Internet distribution agreements, as described in Note 5 of the notes to the financial statements.

Net cash provided by operating activities was $13.7 million for the six-month period ended December 31, 2001, primarily attributable to net income of $7.6 million, less the reversal of $0.8 million in accruals related to the $2.6 million gain recorded in the first quarter of fiscal year 2002, and increases in the payable to FTDI and accounts payable due to the Christmas holiday.  Net cash provided by operating activities was $7.2 million for the six-month period ended December 31, 2000, primarily attributable to an increase in the payable to FTDI and net income of $2.5 million.

Net cash used in investing activities was $9.3 million for the six-month period ended December 31, 2001, consisting of the purchase of certain assets of National Flora and capital expenditures related to software development costs and the purchase of computer equipment.  Software development costs were capitalized in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Web Site Development Costs.  The Company did not make any capital expenditures for the six-month period ended December 31, 2000, and, therefore, had no cash used in investing activities for such period.

Net cash used in financing activities was $1.2 million for the six-month period ended December 31, 2001, attributable to the reduction in book overdrafts, which relate to checks issued but not presented to banks.  The Company had no net cash provided by or used in financing activities for the six-month period ended December 31, 2000.

During the remainder of fiscal year 2002, the Company intends to continue its marketing campaign focused on the retention of existing customers and the acquisition of new customers.  In addition, the Company plans to continue to invest in expanding its product offerings, improving its Web site and improving the infrastructure supporting customer service.  The scope of these programs and investments is expected to be affected in the near term by the amount of future cash flows from operations.  The Company believes that its existing cash and future cash flows from operations will be sufficient to meet its liquidity needs through June 30, 2002.  However, any projections of future cash inflows and outflows and any projections of the future state of the economy and economic buying conditions, which may have a direct affect on the Company’s cash inflows, are subject to substantial uncertainty.  In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company’s liquidity requirements or cause the Company to seek to issue additional equity or debt.  If the Company determines that it needs to raise additional capital, the Company may seek to sell additional equity or raise debt from third-party sources or FTDI.  The sale of additional equity or convertible debt securities could result in dilution to the Company’s stockholders.  In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company’s operations.  There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all.  If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Deferred Tax Asset

The Company is party to a tax sharing agreement with IOS and FTDI.  This agreement governs the use and allocation of the Company’s tax assets.  For the three- and six-month periods ended December 31, 2001, the Company reported pretax income of $3.3 million and $7.6 million, respectively, resulting in income taxes of $1.3 million and $3.0 million, respectively, at an effective rate of 40%.  For the three- and six-month periods ended December 31, 2000, the Company reported pretax income of $2.3 million and $2.5 million, respectively, resulting in income taxes of $0.9 million and $1.0 million, respectively, at an effective rate of 40%.  The Company reduced its valuation allowance by the amount of the income taxes recorded during the respective periods, thereby realizing a portion of the tax assets that had been recorded by the Company in prior fiscal years.  In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company believes, based on the limited operating history of the Company, the short-term nature of its Internet distribution agreements as described in Note 5 of the notes to the financial statements and the Company's reliance on FTDI's marketing of the FTD brand as decribed in Note 8 of the notes to the financial statements, the remaining tax assets are more likely than not, not realizable in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.  It is reasonably possible that in future periods evidence may become available that modifies management's estimate.  If a change in estimate were to occur, the effect would be recognized in the period during which the change occurs.

At December 31, 2001, the Company had net operating loss carryforwards for Federal tax purposes of $20.9 million, which are available to offset future Federal taxable income, if any, through year 2020.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2001, the Company was not party to any significant financing arrangements.  The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents.  Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On November 13, 2001, the Company held its Annual Meeting of Stockholders.  The stockholders voted, either in person or by proxy, on the following matters:

1.                                       To elect seven directors to serve until the 2002 Annual Meeting of Stockholders or until their successors are duly elected and qualified; and

2.                                       To ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending June 30, 2002.

The results of the stockholder votes were as follows:

Proposal 1 — Election of seven directors:

	For	Abstain
Richard C. Perry	409,876,083	106,146
Michael J. Soenen	409,713,186	269,043
Habib Y. Gorgi	409,876,193	106,036
Samuel I. Hill	409,886,483	95,746
Robert L. Norton	409,713,375	268,854
Richard M. Owen	409,886,483	95,746
William J. Vernon	409,875,595	106,634

Broker non-votes were not counted as this would not have affected the result of the vote.

Proposal 2 — Ratification of the appointment of KPMG LLP:

	For	Against	Abstain
Appointment of KPMG LLP	409,969,764	7,956	4,509

Broker non-votes were not counted as this would not have affected the result of the vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)                            Exhibits

None.

(b)                            Reports on Form 8-K

On November 26, 2001, FTD.COM filed a current report on Form 8-K under Item 2 (Acquisition or Disposition of Assets) announcing the acquisition of certain assets of National Flora pursuant to an Asset Purchase Agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., the Company and National Flora.  This current report on Form 8-K was amended and filed by FTD.COM on January 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD.COM INC.

Date:	February 1, 2002	By:	/s/ Carrie A. Wolfe

Carrie A. Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)