Form 10-Q
period 2002-03-31
FTD COM INC
filed 2002-04-30
CIK 1086759

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2002

Commission file number 0-26779

FTD.COM INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4294509
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3113 Woodcreek Drive
Downers Grove, Illinois 60515
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (630) 724-6200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

As of April 25, 2002, there were 8,206,743 outstanding shares of the Registrant’s Class A Common Stock, par value $.01 per share, and 40,395,000 outstanding shares of the Registrant’s Class B Common Stock, par value $.01 per share.

FTD.COM INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FTD.COM INC.

BALANCE SHEETS

(In thousands, except share data)

	March 31, 2002	June 30, 2001
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,828	$25,771
Accounts receivable	114	79
Interest receivable	52	82
Prepaid expenses	1,670	112

Total current assets	33,664	26,044

LONG-TERM ASSETS:
Deposits	27	—
Officer notes receivable, including accrued interest of $63 at March 31, 2002	1,152	1,089
Property and equipment, net	335	23
Goodwill and intangible assets, net	7,274	—

Total long-term assets	8,788	1,112

Total assets	$42,452	$27,156

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Book overdrafts	$—	$1,150
Accounts payable	4,891	3,561
Payable to FTDI	4,749	2,488
Unearned revenue	570	222
Other accrued liabilities	1,582	1,275

Total current liabilities	11,792	8,696

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2002 and June 30, 2001	—	—
Class A common stock, $.01 par value; 250,000,000 shares authorized; 8,224,614 shares issued and outstanding at March 31, 2002 and June 30, 2001	82	82
Class B convertible common stock, $.01 par value; 100,000,000 shares authorized; 40,395,000 shares issued and outstanding at March 31, 2002 and June 30, 2001	404	404
Additional paid-in capital	47,893	47,893
Class A common stock held as treasury stock, at cost; 17,871 shares at March 31, 2002 and June 30, 2001	(115)	(115)
Deferred compensation	(1,469)	(2,455)
Retained deficit	(16,135)	(27,349)

Total stockholders’ equity	30,660	18,460

Total liabilities and stockholders’ equity	$42,452	$27,156

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Revenues:
Order revenues and service fees, net of discounts	$44,876	$32,686	$101,261	$78,206
Commissions, from FTDI	2,980	2,374	7,072	5,907
Other, from FTDI	1,015	1,024	2,805	2,666

Total revenues	48,871	36,084	111,138	86,779

Costs of fulfillment and processing service	34,990	26,037	79,212	62,290

Gross profit	13,881	10,047	31,926	24,489

Operating expenses:
Marketing and promotions	4,515	3,634	9,885	9,673
Technology development	1,348	1,452	1,009	2,767
General and administrative	4,544	2,986	10,442	8,055

Total operating expenses	10,407	8,072	21,336	20,495

Income from operations	3,474	1,975	10,590	3,994
Interest income	173	376	624	900

Income before income taxes	3,647	2,351	11,214	4,894
Income tax expense	—	—	—	—

Net income	$3,647	$2,351	$11,214	$4,894

Basic earnings per share of common stock	$0.08	$0.05	$0.23	$0.10
Diluted earnings per share of common stock	$0.07	$0.05	$0.23	$0.10

See accompanying notes to financial statements.

FTD.COM INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2002	2001
	(In thousands)
Net income	$11,214	$4,894
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Deferred compensation expense	986	981
Depreciation and amortization	113	344
Non-cash settlement of liabilities	(807)	(524)
Changes in assets and liabilities net of effects of acquisition:
Accounts receivable	1	239
Interest receivable	(33)	(85)
Prepaid expenses	114	(500)
Distribution agreements	—	(186)
Other long-term assets	(1)	252
Accounts payable	2,042	(2,026)
Payable to FTDI	2,261	1,161
Unearned revenue	348	101
Other accrued liabilities	307	(127)

Net cash and cash equivalents provided by operating activities	16,545	4,524

Net cash and cash equivalents used in investing activities:
Purchase of certain assets of National Flora, Inc.	(9,060)	—
Purchase of property and equipment	(278)	(277)

Net cash and cash equivalents used in investing activities	(9,338)	(277)

Net cash and cash equivalents used in financing activities:
Change in book overdrafts	(1,150)	—

Net increase in cash and cash equivalents	6,057	4,247

Cash and cash equivalents, beginning of period	25,771	17,961

Cash and cash equivalents, end of period	$31,828	$22,208

Supplemental disclosures of cash flow information:

Purchase of certain assets of National Flora, Inc.:
Fair value of assets acquired	$1,816	$—
Fair value of liabilities assumed	(21)	—
Other acquisition costs	(74)	—
Excess purchase price allocated to intangible assets	7,339	—

Net cash payment	$9,060	$—

See accompanying notes to financial statements.

FTD.COM INC.

NOTES TO FINANCIAL STATEMENTS

Note 1.  Description of Business

FTD.COM INC. (the “Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  These floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  Throughout the year, the Company offers over 300 floral arrangements and over 1,000 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, plants and stuffed animals for holiday and everyday occasions.  Product offerings are available at prices ranging from $22.99 to approximately $165.00.

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

On March 3, 2002, the Company, IOS, FTDI and a newly-formed wholly-owned subsidiary of FTDI entered into a definitive merger agreement.  Upon consummation of the merger, FTD.COM will become a direct wholly-owned subsidiary of FTDI and an indirect wholly-owned subsidiary of IOS.  See Note 10 for a discussion of the merger agreement and the proposed merger.

Note 2.  Acquisition of Certain Assets of National Flora, Inc.

On November 9, 2001, the Company completed the acquisition of certain assets of National Flora, Inc. (“National Flora”) pursuant to an asset purchase agreement dated as of November 7, 2001, by and among Gerald Stevens, Inc., National Flora and the Company (the “Asset Purchase Agreement”).  National Flora is a direct marketer of flowers and specialty gifts.

Pursuant to the terms of the Asset Purchase Agreement, the purchase price of the acquisition was approximately $9.0 million, which was funded from the Company’s existing cash balances.  Additionally, the Company incurred $0.1 million in other acquisition costs.  The assets acquired primarily consisted of $1.7 million in prepaid advertising expenses, National Flora’s rights under or in respect of certain contracts and agreements, National Flora’s customer base and goodwill.  The amount of the consideration was based on a variety of factors, including the value of comparable assets and the potential benefit to the stockholders of the Company.  The results of operations since the date of the Company’s acquisition of certain assets of National Flora are included in the Company’s financial statements.

The following unaudited pro forma financial summary presents the Company’s results of operations as if the acquisition had occurred on July 1, 2000, the first day of fiscal year 2001.  This summary is provided for informational purposes only.  It does not necessarily reflect the actual results that would have occurred had the acquisition been made as of July 1, 2000, or results that may occur in the future.

	Nine Months Ended March 31,
	2002	2001
	(in thousands and unaudited)
Revenues	$119,836	$109,942
Net income	11,586	6,516

Basic earnings per share of common stock	$0.24	$0.14
Diluted earnings per share of common stock	$0.24	$0.13

The Company accounted for the acquisition using the purchase method of accounting; accordingly, the Company’s financial statements reflect the allocation of the total purchase price to the net tangible and intangible assets acquired, based on their respective fair values.  This allocation included $0.9 million allocated to a customer list, which will be amortized over five years.  At March 31, 2002, accumulated amortization was $65,000 associated with this intangible asset.

Of the remaining portion of the purchase price, $6.5 million was allocated to goodwill.  In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the $6.5 million in goodwill acquired in the acquisition of National Flora will not be amortized and will be tested for impairment at least annually.  For tax purposes, 100% of the $6.5 million in goodwill is expected to be deductible.

Note 3.  Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission and do not contain all information included in the audited financial statements and notes thereto for the fiscal year ended June 30, 2001.  The interim unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.  In the opinion of management, the information furnished herein reflects all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented.  Due to seasonal variations in the Company’s business, operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that might be expected for the fiscal year ended June 30, 2002.  In addition, certain prior year amounts have been reclassified to conform to current year presentation.

Note 4.  Unearned Revenue

Unearned revenue represents order revenues associated with floral and specialty gift orders that were placed on or prior to the period end date and were to be delivered after such date.  This revenue will be recognized, together with the related costs of fulfillment and processing service, when the order is fulfilled.

Note 5.  Distribution Agreements

The Company has entered into Internet distribution agreements pursuant to which the Company receives various services, including advertising space on shopping and search-oriented Web sites, portal links to the Company’s Web site and marketing of the Company’s product offerings through co-branded Web sites.  Pursuant to the terms of these agreements, at March 31, 2002, the Company had future commitments to pay total fixed fees of $0.7 million in the fourth quarter of fiscal year 2002.

Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the cumulative number of orders beyond a threshold as defined in the related agreements.  The Company records expenses related to these distribution agreements based on a per order amount taking into consideration the most likely number of total orders to be received under each such agreement.  It is possible that changes in circumstances may require that management modify its estimate of the expected number of orders from such agreements and the expenses associated with such orders.  If a change in estimate were to occur, the cumulative effect on reported expenses would be recognized in the period during which the change occurs.  In prior fiscal years, the Company recorded expenses related to its distribution agreements ratably over the contract terms, which was consistent with the fixed payment nature of the prior years’ agreements.  During the three- and nine-month periods ended March 31, 2002, the Company recorded $1.0 million and $2.2 million of marketing and promotions expense, respectively, related to these distribution agreements, compared to $1.5 million and $4.9 million recorded for the three- and nine-month periods ended March 31, 2001, respectively.

Note 6.  Mileage/Reward Programs

During the third quarter of fiscal year 2002, the Company adopted the requirements of Emerging Issues Task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).  In accordance with the requirements of EITF 01-9, the Company has reclassified current and prior year marketing expenses to costs of fulfillment and processing service that relate to the granting of mileage and reward points to customers in connection with an order.  The amounts related to the granting of mileage and reward points for the three-month periods ended March 31, 2002 and 2001 were $0.9 million and $0.4 million, respectively, and for the nine-month periods ended March 31, 2002 and 2001 were $2.1 million and $1.0 million, respectively.

Note 7.  Income Taxes

The Company is party to a tax sharing agreement with IOS and FTDI.  This agreement governs the use and allocation of the Company’s tax assets.  For the three- and nine-month periods ended March 31, 2002, the Company reported pretax income of $3.6 million and $11.2 million, respectively, resulting in income taxes of $1.5 million and $4.5 million, respectively, at an effective rate of 40%.  For the three- and nine-month periods ended March 31, 2001, the Company reported pretax income of $2.4 million and $4.9 million, respectively, resulting in income taxes of $0.9 million and $2.0 million, respectively, at an effective rate of 40%.  The Company reduced its valuation allowance by the amount of the income taxes recorded during the respective periods, thereby realizing a portion of the tax assets that had been recorded by the Company in prior fiscal years.  In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company believes, based on its limited operating history, the short-term nature of its Internet distribution agreements as described in Note 5 and the Company’s reliance on FTDI’s marketing of the FTD brand as described in Note 9, the remaining tax assets are more likely than not, not realizable in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.  It is possible that changes in circumstances may require that management modify its estimate.  If a change in estimate were to occur, the cumulative effect would be recognized in the period during which the change occurs.

At March 31, 2002, the Company had net operating loss carryforwards for federal tax purposes of $17.3 million, which are available to offset future federal income, if any, through year 2020.

Note 8.  Basic and Diluted Earnings Per Share

The Company computes earnings per share in accordance with the provisions of SFAS No. 128, Earnings per Share.  Under the provisions of SFAS No. 128, the computations of basic and diluted earnings per share for the three- and nine-month periods ended March 31, 2002 and 2001 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(in thousands, except per share data)
Net income	$3,647	$2,351	$11,214	$4,894

Weighted average basic shares of Common Stock outstanding	47,722	47,300	47,722	47,300
Effect of dilutive securities:
Employee stock options	126	35	129	8
Unvested restricted shares of Class A Common Stock	880	1,327	880	1,338
Weighted average diluted shares of Common Stock outstanding	48,728	48,662	48,731	48,646

Basic earnings per share of Common Stock	$0.08	$0.05	$0.23	$0.10
Diluted earnings per share of Common Stock	$0.07	$0.05	$0.23	$0.10

During both the three- and nine-month periods ended March 31, 2002, options to purchase 55,000 shares of the Company’s Class A common stock, par value $.01 per share (“Class A Common Stock,” and together with the Class B Common Stock, the “Common Stock”), at $8.00 per share were not included in the computation of diluted earnings per share of Common Stock because the exercise price for these options was greater than the average market price of the Class A Common Stock during such periods and, therefore, their effect was anti-dilutive.

During the three- and nine-month periods ended March 31, 2001, options to purchase 100,000 and 125,000 shares of the Company’s Class A Common Stock, respectively, at prices ranging from $2.88 to $8.00 per share and $2.69 to $8.00 per share, respectively, were not included in the computation of diluted earnings per share of Common Stock because the exercise prices for these options were greater than the average market price of the Class A Common Stock during such periods and, therefore, their effect was anti-dilutive.

All outstanding shares of Class B Common Stock are owned by FTDI.  Additionally, as of March 31, 2002, FTDI owns 50,000 shares of Class A Common Stock.

Note 9.  Intercompany Agreements/Related Party Transactions

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

For orders processed through the FTD Clearinghouse, FTDI charges the Company customary clearing fees.  The Company also utilizes FTDI’s credit card processing services.  FTDI charges the Company a percentage of the order value to utilize these credit card processing services.  Costs for clearing services and credit card processing expenses are included in costs of fulfillment and processing service and are covered by the Intercompany Services Agreement between FTDI and the Company, which is described below.

At certain times, the Company utilizes a call center owned and operated by FTDI for order entry and customer care services.  The Company pays FTDI based on the number of calls handled.  These costs are classified as costs of fulfillment and processing service or general and administrative expenses, as appropriate.

The Company and FTDI are parties to an Intercompany Services Agreement, which covers technical and administrative services, facilities and occupancy, Internet/telecom usage and other services that are provided to the Company by FTDI.  Technical and administrative services include employee and other departmental costs for the technical, human resources, accounting, administrative and legal departments.  In consideration for these services, FTDI has allocated a portion of its departmental costs related to the services it provides to the Company.  The allocations were estimated using proportional cost allocation methods, plus an additional general and administrative charge of 5% of the value of the services utilized.  These costs are classified as technology development expenses or general and administrative expenses, as appropriate.

In anticipation of the pending merger, certain executives of the Company began performing work specifically related to FTDI during the third quarter of fiscal year 2002.  As a result, $87,000, representing a portion of the salary-related expenses for these executives, was allocated from the Company to FTDI in the third quarter of fiscal year 2002.  These allocated costs reduced the Company’s general and administrative expenses.  For further information on the merger, see Note 10.

The Company does not maintain separate physical facilities.  It leases space from FTDI and is charged rent based upon an estimate of prevailing market rates for similar facilities.  Pursuant to the terms of the Intercompany Services Agreement, the costs associated with the leased space for the three- and nine-month periods ended March 31, 2002 were $123,000 and $396,000, respectively, and for the three- and nine-month periods ended March 31, 2001 were $69,000 and $225,000, respectively.  The Company is also charged a pro-rata share, based on square footage used by the Company, for utilities, property taxes and other occupancy costs.  Internet/telecom usage costs include an allocation of monthly depreciation for all hardware and software based on usage by the Company, as well as monthly rates for telecommunications expenses of the Company.  These costs are classified as general and administrative expenses.

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

On March 3, 2002, the Company, IOS, FTDI and a newly-formed wholly-owned subsidiary of FTDI entered into a definitive merger agreement.  For further information on the merger agreement and the potential effects on existing intercompany agreements see Note 10.

The statements of operations for the periods presented below include the following expense transactions with FTDI:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(In thousands and unaudited)
Costs of fulfillment and processing service	$574	$461	$1,362	$1,252
Technology development	99	96	300	306
General and administrative	1,042	838	2,923	2,278

The Company loaned various officers, collectively, $1,066,349 pursuant to four-year interest bearing notes dated May 17, 2001, with accrued interest at 6.5% per annum and principal due at maturity.  The Company loaned an officer $23,000 pursuant to a four-year interest bearing note dated June 11, 2001, with accrued interest at 6.5% per annum and principal due at maturity.  At March 31, 2002, the total amount outstanding under loans to these officers was $1,151,988 in principal and interest.

Additionally, prior to the Company’s Initial Public Offering (“IPO”) on September 28, 1999, key employees of IOS were granted IOS restricted shares in exchange for services to be provided to IOS over a five-year service period.  At the time of the IPO, certain of these key employees became employees of FTD.COM and no longer provided services to IOS.  The key employees, however, still retained their rights to the IOS restricted shares and continue to earn the restricted shares in exchange for services that will be provided to FTD.COM.  Therefore, at the time of the IPO, the Company paid IOS for the remaining $175,000 of deferred compensation associated with the restricted shares.  During the three-month periods ended March 31, 2002 and 2001, the Company recorded $11,000 and $13,000 of compensation expense, respectively, and during the nine-month periods ended March 31, 2002 and 2001, the Company recorded $37,000 and $39,000 of compensation expense, respectively, related to these restricted shares.

Note 10.  Merger Agreement

On March 3, 2002, the Company, IOS, FTDI, and a newly-formed wholly-owned subsidiary of FTDI entered into a definitive merger agreement pursuant to which the newly-formed wholly-owned subsidiary of FTDI that was created to effect the merger will merge with and into the Company.  Upon consummation of the merger, FTD.COM, as the surviving corporation, will continue its existence as a direct wholly-owned subsidiary of FTDI and an indirect wholly-owned subsidiary of IOS.  In the merger, each stockholder of FTD.COM, other than IOS and its direct or indirect wholly-owned subsidiaries, will be entitled to receive 0.26 shares of IOS Class A common stock for each outstanding share of Common Stock owned at the time of the merger.  At or shortly after the effective time of the merger, IOS currently intends to pay a stock dividend to IOS stockholders, including former stockholders of FTD.COM, such that former FTD.COM stockholders will own approximately one share of IOS Class A common stock for each share of Common Stock they own at the time of the merger.

Pursuant to the terms of the merger agreement, all outstanding options to purchase shares of Common Stock will be converted into options to purchase shares of IOS Class A common stock and all restricted shares of Common Stock will be converted into shares of IOS Class A common stock in accordance with the exchange ratio and be subject to the same restrictions and vesting schedule.  It is expected that the IOS Class A common stock, including the shares to be issued to the Company’s stockholders in the merger, will be quoted on the Nasdaq National Market (“Nasdaq”) under the symbol “FTDI” upon the completion of the merger.

In connection with the merger, the controlling stockholders of IOS will enter into a governance agreement with IOS at the time of the merger that requires IOS to nominate designated representatives of the controlling stockholders to the IOS board of directors for so long as the controlling stockholders continue to own certain specified percentages of IOS common stock.  The controlling stockholders also will enter into a registration agreement with IOS at the time of the merger that may require IOS to register their shares of common stock on the first anniversary of the date of the merger, or sooner in the case of offerings initiated by IOS following the merger.  Under the terms of the registration agreement, the controlling stockholders have agreed not to sell or distribute any of their shares of IOS common stock until at least six months after the date of the merger and they are thereafter subject to further limitations under the Securities Act of 1933 and the registration agreement.

Upon consummation of the merger, it is anticipated that the Intercompany Services Agreement described above in Note 9, the Intercompany Indemnification Agreement among the Company, FTDI and IOS and the Registration Rights Agreement between the Company and FTDI will be terminated.

Additionally, in connection with the merger, IOS is requesting its stockholders to approve the award of a one-time bonus of $5,321,174 and $3,237,467, respectively, to the chief executive officers of IOS and FTD.COM if certain conditions are satisfied.

On March 22, 2002, IOS filed a Registration Statement on Form S-4 that included the preliminary joint proxy statement of IOS and FTD.COM relating to the merger and the other transactions contemplated by the merger agreement.

The completion of the merger depends upon each party to the merger agreement meeting a number of conditions, including, among other things, the adoption of the merger agreement and the related transactions by the holders of a majority of the outstanding shares of Common Stock, the declaration by the Securities and Exchange Commission that IOS’s Registration Statement on Form S-4 is effective under the Securities Act of 1933 and the approval for quotation on Nasdaq of IOS’s common stock.

For a description of the litigation that has been filed in connection with the merger, see Part II, Item 1.

Note 11.  Litigation Settlements

The Company recorded a $2.6 million gain, net of legal fees, in the first quarter of fiscal year 2002 related to the settlement of a claim against the developer of an unlaunched version of the Company’s Web site.  This gain was recorded in technology development expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FTD.COM INC. (the “Company” or “FTD.COM”) is an Internet and telephone marketer of flowers and specialty gifts that began selling products directly to consumers through the 1-800-SEND-FTD toll-free telephone number in 1993 and electronically to consumers through the www.ftd.com Web site in 1994.  The Company offers same-day delivery of floral orders to nearly 100% of the U.S. population.  These floral orders are fulfilled by a group of independent FTD florists who adhere to FTD.COM’s quality and service standards.  Throughout the year, the Company offers over 300 floral arrangements and over 1,000 specialty gift items, including gourmet gift baskets, holiday gift sets, bath and beauty products, garden products, plants and stuffed animals for holiday and everyday occasions.  Product offerings are available at prices ranging from $22.99 to approximately $165.00.

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

On March 3, 2002, the Company, IOS, FTDI and a newly-formed, wholly-owned subsidiary of FTDI entered into a definitive merger agreement.  Upon consummation of the merger, FTD.COM will become a direct wholly-owned subsidiary of FTDI and an indirect wholly-owned subsidiary of IOS.  See Note 10 of the notes to the financial statements for a discussion of the merger agreement and the proposed merger.

This report presents information for the Company as a stand-alone entity.  For information about the pro forma effects of the proposed merger described in Note 10 of the notes to the financial statements, reference should be made to IOS's Registration Statement on Form S-4, as amended (File No. 333-84736) (the "S-4").

The Company’s revenues and operating results may vary from quarter to quarter because of seasonal fluctuations in the Company’s business.  For example, revenues and operating results tend to be lower for the quarter ending September 30 because none of the most popular floral and gift holidays, which include Valentine’s Day, Easter, Mother’s Day, Thanksgiving and Christmas, falls within that quarter.  In addition, depending on the year, the popular floral and gift holiday of Easter either falls within the quarter ending March 31 or within the quarter ending June 30.  In fiscal year 2002, Easter fell within the quarter ending March 31, and in fiscal year 2001, Easter fell within the quarter ending June 30.  As a result, comparisons of results of operations from one quarter to the immediately preceding quarter or the same quarter of the preceding fiscal year may be of limited relevance in evaluating the Company’s historical financial performance and predicting the Company’s future performance.

Results of Operations

The following is a discussion of changes in the Company’s financial condition and results of operations for the three- and nine-month periods ended March 31, 2002 compared to the same periods of the prior fiscal year.

Total Revenues

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2002	2001	Change	2002	2001	Change
	(in thousands)			(in thousands)
Order revenues and service fees, net of discounts	$44,876	$32,686	37%	$101,261	$78,206	29%
Commissions, from FTDI	2,980	2,374	26%	7,072	5,907	20%
Other, from FTDI	1,015	1,024	(1)%	2,805	2,666	5%
Total revenues	$48,871	$36,084	35%	$111,138	$86,779	28%

Total revenues increased $12.8 million, or 35%, and $24.3 million, or 28%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.  The increases were primarily attributable to increases in order revenues and service fees, net of discounts.

Order revenues and service fees, net of discounts, increased $12.2 million, or 37%, and $23.1 million, or 29%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.  The increases were primarily the result of increases in order volume and average order value, led by increased Valentine’s Day holiday sales, increased orders attributable to the acquisition of certain assets of National Flora, Inc. (“National Flora”), as well as the Easter holiday falling in the third quarter of fiscal year 2002 versus falling in the fourth quarter of fiscal year 2001.  Total order volume for the three- and nine-month periods ended March 31, 2002 was 728,569 and 1,673,163, respectively, representing a 36% and 26% increase, respectively, over the same periods of the prior fiscal year.  Internet orders increased 24% and 20% for the three- and nine-month periods ended March 31, 2002, respectively, over the same periods of the prior fiscal year.  Telephone orders increased 109% and 60% for the three- and nine-month periods ended March 31, 2002, respectively, over the same periods of the prior fiscal year.  The increases in telephone orders were principally attributable to the acquisition of National Flora, which primarily generates orders from telephone sales.  Internet orders were 79% and 80% of total orders, respectively, for the three- and nine-month periods ended March 31, 2002 compared to 86% and 84%, respectively, for the same periods of the prior fiscal year.  This decrease in Internet orders as a percentage of total orders is attributable to the addition of the National Flora telephone orders as discussed above.  Average order value increased 1.0% and 2.5%, respectively, for the three- and nine-month periods ended March 31, 2002 to $61.59 per order and $60.52 per order, respectively.

Commission revenues, which consist of commissions paid to the Company by FTDI, increased $0.6 million, or 26%, and $1.2 million, or 20%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.  The increases in commission revenues paid by FTDI to the Company were due to increases in floral order volume.  Pursuant to a commission agreement, FTDI pays the Company a $5.00 commission on every floral order that the Company clears through the FTD Clearinghouse.  This agreement will automatically renew on July 1, 2002 for a three-year period ending June 30, 2005.  Unless notice of election not to renew is given by FTDI or the Company by December 31, 2004, this agreement will again automatically renew on July 1, 2005 for a three-year period.  FTDI is under no obligation to pay these commissions once the commission agreement expires.  Commission revenues represented 6% of total revenues for both the three- and nine-month periods ended March 31, 2002, respectively, compared to 7% of total revenues for both of the same periods of the prior fiscal year.

Other revenues decreased $9,000, or 1%, and increased $0.1 million, or 5%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.  The decrease in the three-month period was primarily related to a decrease in the fees paid by FTDI to the Company for the hosting of florists’ Web sites hosted through the www.ftd.com Web site, which was due to a decrease in the number of Web sites hosted.  The increase in the nine-month period was primarily attributable to an increase in rebates received from

FTDI for floral orders processed through FTDI’s credit card program that were also processed through the FTD Clearinghouse.  The rebates received are based on a percentage of the floral order value processed through both the credit card processing program and the FTD Clearinghouse.

Costs of Fulfillment and Processing Service

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2002	2001	Change	2002	2001	Change
	(in thousands)			(in thousands)
Costs of fulfillment and processing service	$34,990	$26,037	34%	$79,212	$62,290	27%

Costs of fulfillment and processing service increased $9.0 million, or 34%, and $16.9 million, or 27%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.  These increases were primarily due to increases in order revenues, as discussed under the caption “Total Revenues” above.  Gross profit margins increased to 28.4% and 28.7% for the three- and nine-month periods ended March 31, 2002, respectively, compared to 27.8% and 28.2%, respectively, for the same periods of the prior fiscal year.  The increases in gross profit margins were primarily the result of operating improvements, including efficiencies in order entry processing and reductions in product guarantee costs, and increases in specialty gift orders, which typically have higher gross profit margins.  Specialty gift orders comprised 16.8% and 14.9% of total orders for the three- and nine-month periods ended March 31, 2002, respectively, compared to 9.4% for both of the same periods of the prior fiscal year.

During the third quarter of fiscal year 2002, the Company adopted the requirements of Emerging Issues Task Force (“EITF”) Issue 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”).  In accordance with the requirements of EITF 01-9, the Company has reclassified current and prior year marketing expenses that relate to the granting of mileage and reward points to customers in connection with an order to costs of fulfillment and processing service.  The expenses related to the Company’s participation in mileage and reward point programs increased to $0.9 million and $2.1 million for the three- and nine-month periods of fiscal year 2002, respectively, compared to $0.4 million and $1.0 million in the same periods of the prior fiscal year due to increases in the order volume generated by these marketing programs.  Excluding these reclassifications, the gross profit margin for the three- and nine-month periods ended March 31, 2002 would have been 30.2% and 30.6%, respectively, compared to 29.0% and 29.4%, respectively, for the same periods of the prior fiscal year.

Marketing and Promotions

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2002	2001	Change	2002	2001	Change
	(in thousands)			(in thousands)
Marketing and promotions	$4,515	$3,634	24%	$9,885	$9,673	2%

Marketing and promotions expense increased $0.9 million, or 24%, and $0.2 million, or 2%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.

The increases were primarily due to an increase in offline advertising expenses and direct marketing expenses, partially offset by a decrease in online advertising expenses.  During the second quarter of fiscal year 2002, the Company began incurring costs for yellow pages advertising related to the acquisition of certain assets of National Flora, which contributed to the increase in offline advertising expenses.  The number of direct marketing programs has increased over the last year with the addition of several corporate partnerships, which has led to increased direct marketing costs.  In addition, costs associated with the production and mailing of catalogs of the Company’s products were higher in the current year periods primarily due to Easter falling in the third quarter of fiscal year 2002 versus falling in the fourth quarter of fiscal year 2001.  Online advertising expenses decreased primarily due to lower annual contractual obligations and changes in current year contract terms, which resulted in the Company recording the expense related to certain distribution agreements based on a per order amount.  In prior fiscal years, the Company recorded expenses related to its distribution agreements ratably over the contract terms, which was consistent with the fixed payment nature of the prior years’ agreements.

The Company continues to execute a balanced marketing program focused on customer acquisition and retention.  Complementing the Company’s current marketing program are the independent, though closely aligned, marketing efforts of FTD.COM’s parent company, FTDI, which are focused on promoting the FTD brand.

In connection with the marketing and promotional efforts, the total customer base (defined as all persons who have purchased at least once through the www.ftd.com Web site or the Company’s toll-free telephone numbers) increased by 33%, or 1.2 million customers, to 4.6 million customers as of March 31, 2002 from 3.4 million customers as of June 30, 2001.  This increase includes the addition of 0.3 million customers in connection with the acquisition of certain assets of National Flora.  In fiscal year 2001, the total customer base increased by 28%, or 0.7 million customers, to 3.1 million customers as of March 31, 2001, from 2.4 million customers as of June 30, 2000.

Technology Development

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2002	2001	Change	2002	2001	Change
	(in thousands)			(in thousands)
Technology development	$1,348	$1,452	(7)%	$1,009	$2,767	(64)%

Excluding a $2.6 million gain recorded in the first quarter of fiscal year 2002 and a $0.5 million gain recorded in the second quarter of fiscal year 2001, technology development expenses decreased $0.2 million, or 7%, and increased $0.3 million, or 8%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.  The decrease in the three-month period was primarily related to a decrease in current year amortization expense compared to the prior year, as the prior year reflects amortization of electronic greetings software, which was fully amortized in fiscal year 2001.  Partially offseting this decrease was an increase in current year Web site hosting costs due to increased order volume.  The increase in the nine-month period was partially related to an increase in current year Web site hosting costs and and an increase in current year costs related to the hiring of additional employees in the technology area during fiscal year 2001, partially offset by a decrease in current year amortization expense as discussed earlier.

The $2.6 million gain, net of legal fees, recorded in the first quarter of fiscal year 2002 was attributable to the settlement of a claim against the developer of an unlaunched version of the Company’s Web site.  The $0.5 million gain recorded in the second quarter of fiscal year 2001 was attributable to the settlement of a third-party vendor cancellation fee.

General and Administrative

	Three Months Ended March 31,		%	Nine Months Ended March 31,		%
	2002	2001	Change	2002	2001	Change
	(in thousands)			(in thousands)
General and administrative	$4,544	$2,986	52%	$10,442	$8,055	30%

Excluding $1.0 million of expenses related to the pending merger, recorded in the third quarter of fiscal year 2002, general and administrative expenses increased $0.5 million, or 18%, and $1.3 million, or 17%, for the three- and nine-month periods ended March 31, 2002, respectively, compared to the same periods of the prior fiscal year.  The increases were primarily due to increased customer service costs related to increased order volume and increased rent and occupancy costs related to the leased office space from FTDI.  Also contributing to the increase in the nine-month period were increased salary expenses.

During the third quarter of fiscal year 2002, certain executives of the Company began performing work specifically related to FTDI in anticipation of the pending merger.  As a result, $87,000, representing a portion of the salary-related expenses for these executives, was allocated from the Company to FTDI in the third quarter of fiscal year 2002.  These allocated costs reduced the Company’s general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash and cash equivalents of $31.8 million, compared to $22.2 million at March 31, 2001.  The Company’s future liquidity requirements are expected to consist primarily of working capital needs, including marketing and promotions expenses, and expenditures related to property and equipment.  For the nine-month period ended March 31, 2002, the Company made capital expenditures of $0.3 million related to software development costs and computer equipment.  The Company has future commitments of $0.7 million related to Internet distribution agreements, as described in Note 5 of the notes to the financial statements.

Net cash provided by operating activities was $16.5 million for the nine-month period ended March 31, 2002, primarily attributable to net income of $11.2 million and increases in the payable to FTDI and accounts payable partially due to the Easter holiday.  Net cash provided by operating activities was $4.5 million for the nine-month period ended March 31, 2001, primarily attributable to net income of $4.9 million.

Net cash used in investing activities was $9.3 million for the nine-month period ended March 31, 2002, consisting of the purchase of certain assets of National Flora and capital expenditures related to software development costs and the purchase of computer equipment.  Net cash used in investing activities was $0.3 million for the nine-month period ended March 31, 2001, consisting of capital expenditures related to software development costs and the purchase of computer equipment.  Software development costs were capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and EITF 00-02, Accounting for Web Site Development Costs.

Net cash used in financing activities was $1.2 million for the nine-month period ended March 31, 2002, attributable to the reduction in book overdrafts, which relate to checks issued but not presented to banks.  The Company had no net cash provided by or used in financing activities for the nine-month period ended March 31, 2001.

During the next twelve months, the Company intends to continue its marketing campaign focused on the retention of existing customers and the acquisition of new customers.  In addition, the Company plans to continue to invest in expanding its product offerings, improving its Web site and improving the infrastructure supporting customer service.  The scope of these programs and investments is expected to be affected in the near term by the amount of future cash flows from operations.  The Company believes that its existing cash and future cash flows from operations will be sufficient to meet its liquidity needs through March 31, 2003.  However, any projections of future cash inflows and outflows and any projections of the future state of the economy and economic buying conditions, which may have a direct effect on the Company’s cash inflows, are subject to substantial uncertainty.  In addition, the Company, from time to time, considers acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company’s liquidity requirements or cause the Company to seek to issue additional equity or debt.  If the Company determines that it needs to raise additional capital, the Company may seek to sell additional equity or raise debt from third-party sources or FTDI.  The sale of additional equity or convertible debt securities could result in dilution to the Company’s stockholders.  In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect the Company’s operations.  There can be no assurance that any of these financing alternatives, including raising additional capital from its parent, will be available in amounts or on terms acceptable to the Company, if at all.  If the Company is unable to raise any needed additional capital, the Company could be required to significantly alter its operating plan, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Additional information with respect to the financial position of the Company can be found in the S-4.

Deferred Tax Asset

The Company is party to a tax sharing agreement with IOS and FTDI.  This agreement governs the use and allocation of the Company’s tax assets.  For the three- and nine-month periods ended March 31, 2002, the Company reported pretax income of $3.6 million and $11.2 million, respectively, resulting in income taxes of $1.5 million and $4.5 million, respectively, at an effective rate of 40%.  For the three- and nine-month periods ended March 31, 2001, the Company reported pretax income of $2.4 million and $4.9 million, respectively, resulting in income taxes of $0.9 million and $2.0 million, respectively, at an effective rate of 40%.  The Company reduced its valuation allowance by the amount of the income taxes recorded during the respective periods, thereby realizing a portion of the tax assets that had been recorded by the Company in prior fiscal years.  In accordance with the provisions of Statement of

Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, the Company believes, based on its limited operating history, the short-term nature of its Internet distribution agreements as described in Note 5 of the notes to the financial statements and the Company’s reliance on FTDI’s marketing of the FTD brand as described in Note 9 of the notes to the financial statements, the remaining tax assets are more likely than not, not realizable in the time period during which they are deductible and therefore maintains a valuation allowance to offset the remaining deferred tax assets.  It is possible that changes in circumstances may require that management modify its estimate.  If a change in estimate were to occur, the cumulative effect would be recognized in the period during which the change occurs.

At March 31, 2002, the Company had net operating loss carryforwards for federal tax purposes of $17.3 million, which are available to offset future federal income, if any, through year 2020.

Critical Accounting Policies and Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, distribution agreements, and the valuation of deferred income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

The Company recognizes 100% of the order value as revenue and recognizes the associated costs of fulfillment and processing services when the order is fulfilled.  The Company reconizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with the revenue-generating activities by, among other reasons: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing its products.  If the relative amounts of risks and rewards borne by the Company associated with processing floral and gift orders were to change in the future, its reporting policy related to revenue recognition and costs of fulfillment and processing services could change.

Distribution Agreements

The Company has entered into Internet distribution agreements pursuant to which the Company receives various services, including advertising space on shopping and search-oriented Web sites, portal links to the FTD.COM Web site and marketing of the Company’s product offerings through co-branded Web sites.  Certain of these agreements contain terms that include both fixed and variable payment elements, the variable portion of which is based upon the number of orders generated from these third party sites beyond a threshold as defined in the related agreements.  The Company records expenses related to these agreements based on a per order amount taking into consideration the most likely number of orders to be taken under each such agreement, calculated in accordance with the process prescribed by Concepts Statement No. 7 issued by the Financial Accounting Standards Board.  The number of orders taken is impacted by a variety of factors, including but not limited to the volume of traffic experienced on the third party’s sites, existence of other advertisments on the third party’s site and advertisement placement on the third party’s site.  Many of these features are outside of the Company’s control.  If a change in estimate were to occur, the cumulative effect on the reported expenses would be recognized in the period during which the change occurs.

Deferred Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and maintains a valuation allowance, the value of which is determined through consideration of the following: the Company’s limited operating history; its historical taxable income and losses; its projected future taxable income and losses; the length of its Internet distribution agreements; its reliance in IOS’s marketing of the FTD brand; and the expected timing of the reversals of existing temporary differences, to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized.  While the Company has considered future taxable income in assessing the need for the valuation allowance, in the event the Company would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Related Party Transactions

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

For orders processed through the FTD Clearinghouse, FTDI charges the Company customary clearing fees.  The Company also utilizes FTDI’s credit card processing services.  FTDI charges the Company a percentage of the order value to utilize these credit card processing services.  Costs for clearing services and credit card processing expenses are included in costs of fulfillment and processing service and are covered by the Intercompany Services Agreement between FTDI and the Company, which is described below.

At certain times, the Company utilizes a call center owned and operated by FTDI for order entry and customer care services.  The Company pays FTDI based on the number of calls handled.  These costs are classified as costs of fulfillment and processing service or general and administrative expenses, as appropriate.

The Company and FTDI are parties to an Intercompany Services Agreement, which covers technical and administrative services, facilities and occupancy, Internet/telecom usage and other services that are provided to the Company by FTDI.  Technical and administrative services include employee and other departmental costs for the technical, human resources, accounting, administrative and legal departments.  In consideration for these services, FTDI has allocated a portion of its departmental costs related to the services it provides to the Company.  The allocations were estimated using proportional cost allocation methods, plus an additional general and administrative charge of 5% of the value of the services utilized.  These costs are classified as technology development expenses or general and administrative expenses, as appropriate.

In anticipation of the pending merger, certain executives of the Company began performing work specifically related to FTDI during the third quarter of fiscal year 2002.  As a result, $87,000, representing a portion of the salary-related expenses for these executives, was allocated from the Company to FTDI in the third quarter of fiscal year 2002.  These allocated costs reduced the Company’s general and administrative expenses.  For further information on the merger, see Note 10 of the notes to the financial statements.

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

On March 3, 2002, the Company, IOS, FTDI and a newly-formed wholly-owned subsidiary of FTDI entered into a definitive merger agreement.  For further information on the merger agreement and the potential effects on existing intercompany agreements see Note 10 of the notes to the financial statements.

The statements of operations for the periods presented below include the following expense transactions with FTDI:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
	(In thousands and unaudited)
Costs of fulfillment and processing service	$574	$461	$1,362	$1,252
Technology development	99	96	300	306
General and administrative	1,042	838	2,923	2,278

The Company loaned various officers, collectively, $1,066,349 pursuant to four-year interest bearing notes dated May 17, 2001, with accrued interest at 6.5% per annum and principal due at maturity.  The Company loaned an officer $23,000 pursuant to a four-year interest bearing note dated June 11, 2001, with accrued interest at 6.5% per annum and principal due at maturity.  At March 31, 2002, the total amount outstanding under loans to these officers was $1,151,988 in principal and interest.

Additionally, prior to the Company’s Initial Public Offering (“IPO”) on September 28, 1999, key employees of IOS were granted IOS restricted shares in exchange for services to be provided to IOS over a five-year service period.  At the time of the IPO, certain of these key employees became employees of FTD.COM and no longer provided services to IOS.  The key employees, however, still retained their rights to the IOS restricted shares and continue to earn the restricted shares in exchange for services that will be provided to FTD.COM.  Therefore, at the time of the IPO, the Company paid IOS for the remaining $175,000 of deferred compensation associated with the restricted shares.  During the three-month periods ended March 31, 2002 and 2001, the Company recorded $11,000 and $13,000 of compensation expense, respectively, and during the nine-month periods ended March 31, 2002 and 2001, the Company recorded $37,000 and $39,000 of compensation expense, respectively, related to these restricted shares.

Forward-Looking Information

Except for the historical information contained in this report, certain statements made herein are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements reflect the Company’s expectations, assumptions, estimates and projections regarding its results of operations, performance and business prospects and opportunities, including the proposed merger.  Words such as “anticipates,” “believes,” “plans,” “expects,” “estimates” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements.  The forward-looking statements reflect the Company’s current beliefs and expectations and are based on information currently available to the Company.  Accordingly, these statements are subject to various risks, uncertainties and other factors that could cause the Company’s actual results of operations, performance and business prospects and liquidity to differ from those expressed in, or implied by, these forward-looking statements.  Actual results of operations, performance and business prospects and liquidity could differ materially from those expressed in, or implied by, these forward-looking statements as a result of: the satisfaction of conditions to, and the timing of the consummation of, the merger, the termination of the merger agreement or the abandonment of the merger if such conditions are not satisfied; the success of FTD.COM’s and FTDI’s marketing campaigns; the Company’s ability to retain customers and increase average order value; competition from existing and potential new competitors; levels of discretionary consumer purchases of flowers and specialty gifts; the Company’s ability to manage or reduce its level of expenses; the Company’s actual experience with respect to the National Flora business; actual growth rates for the markets in which the Company competes compared with forecasted growth rates; the Company’s ability to increase capacity and introduce enhancements to its Web site; the Company’s ability to integrate additional partners or acquisitions, if any are identified, and the existence of system failures.  Additional risks, uncertainties and other factors related to the businesses of FTD.COM and IOS and the pending merger are described in the Company’s Registration Statement on Form S-1, as amended (File No. 333-78857), and the S-4, under the captions “Risk Factors.”  The Company makes no commitment to disclose any revisions to any forward-looking statements to reflect events or circumstances after the date of this document that may bear upon the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2002, the Company was not party to any significant financing arrangements.  The Company maintains a portfolio of highly liquid investments in U.S. government securities, which are classified as cash equivalents.  Given the short-term nature of these investments, the Company believes it is not subject to any significant interest rate risk.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

IOS, FTDI, the Company and the directors of the Company have been named as defendants in five class action lawsuits filed in the Court of Chancery for New Castle County in Wilmington, Delaware by individual stockholders of the Company on behalf of all public stockholders of the Company:  Frances Howland v. FTD.COM et al., Civil Action No. 19458 NC; Johnathon Anderson v. Richard Perry et al., Civil Action No. 19459 NC; Stephen Gluck v. Richard C. Perry, Civil Action No. 19461 NC; Geoff Mott v. IOS Brands Corp., Civil Action No. 19468 NC; and Highwood Partners, L.P. v. IOS Brands Corp., Civil Action No. 19556 NC.  These lawsuits were filed beginning on March 5, 2002, after the press release announcing the merger was released.  The complaints generally make essentially the same allegations, namely that:

•             the offer by IOS to exchange 0.26 shares of IOS Class A common stock for each share of Common Stock is inadequate;

•             the individual defendants breached the fiduciary duties they owed in their capacity as directors by, among other things, failing to conduct an auction or otherwise check the market value of FTD.COM before voting to accept the merger proposal;

•             IOS and its board of directors prevented the FTD.COM board of directors from conducting a meaningful review of the transaction; and

•             IOS, FTD.COM and certain individual defendants timed the merger to deny public stockholders the full potential increase in FTD.COM’s stock price following the merger.

The lawsuits seek, among other things, to recover unspecified damages and costs and to enjoin or rescind the merger.  The Company and the other defendants intend to defend themselves vigorously against them.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are included in this report:

Exhibit
Number	Description

2.1

Agreement and Plan of Merger, dated as of March 3, 2002, among IOS Brands Corporation, Florists' Transworld Delivery, Inc., Aroma Acquisition Corp. and FTD.COM INC. (incorporated by reference to Exhibit 2.1 to IOS Brands Corporation's Current Report on Form 8-K filed on March 15, 2002).

4.1

Stockholders Support Agreement, dated as of March 3, 2002, by and among FTD.COM INC., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principal Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibits 10.1 to IOS Brands Corporation's Current Report on Form 8-K filed on March 5, 2002).

4.2

Form of Registration Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principal Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates, BCIP Trust Associates, L.P., Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., Fleet Growth Resources III, Inc. and Randolph Street Partners (incorporated by reference to Exhibit 10.2 to IOS Brands Corporation's Current Report on Form 8-K filed on March 5, 2002).

4.3

Form of Governance Agreement by and among FTD, Inc., Perry Acquisition Partners, L.P., Perry Partners, L.P., Perry Partners International, Inc., Perry Principal Holdings, LLC, Bain Capital Fund IV, L.P., Bain Capital Fund IV-B, L.P., Information Partners Capital Fund, L.P., BCIP Associates and BCIP Trust Associates, L.P., Randolph Street Partners, Chisholm Partners II L.P., Fleet Equity Partners VII, L.P., and Fleet Growth Resources III, Inc. (incorporated by reference to Exhibit 10.3 to IOS Brands Corporation's Current Report on Form 8-K filed on March 5, 2002).

(b)  Reports on Form 8-K

On March 5, 2002, FTD.COM filed a current report on Form 8-K under Item 5 (Other Events) announcing the execution of the agreement and plan of merger by and among IOS Brands Corporation, Florists’ Transworld Delivery, Inc., Aroma Acquisition Corp. and FTD.COM INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTD.COM INC.

Date: April 29, 2002	By:	/s/ Carrie A. Wolfe

Carrie A. Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)